Form 10QSB
period 1999-12-31
LEGAL CLUB OF AMERICA CORP
filed 2000-05-02
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  ------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from ___________ to ____________

         Commission file number: 000-28193

                        LEGAL CLUB OF AMERICA CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               COLORADO                                      84-1174969
--------------------------------------------------------------------------------
     (State or other jurisdiction                          (IRS Employer
   of Incorporation or Organization)                   Identification Number)

        1601 N. HARRISON PKWY., SUITE 200
                 SUNRISE, FLORIDA                                33323
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                  (Zip Code)

--------------------------------------------------------------------------------

                                 (954) 267-0920
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]     No [X]

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 Par Value, 18,834,960 shares outstanding as of April 27, 2000

Transitional Small Business Disclosure Format

Yes [ ]     No [X]

                        LEGAL CLUB OF AMERICA CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements  (Unaudited)
           Consolidated Balance Sheets.......................................1
           Consolidated Statements of Operations.............................2
           Consolidated Statements of Cash Flows.............................3
           Notes to Consolidated Financial Statements........................4

   Item 2. Management's Discussion and Analysis or Plan of Operations........9


PART II  OTHER INFORMATION

   Item 1. Legal Proceedings................................................12
   Item 2. Changes in Securities and Use of Proceeds........................12
   Item 3. Defaults Upon Senior Securities..................................12
   Item 6. Exhibits and Reports on Form 8-K.................................12

   Signatures...............................................................13

   Exhibits.................................................................14

                                       (i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                                  1999        June 30,
                                                                              (Unaudited)       1999
                                                                              ------------  ------------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $    66,000   $ 1,801,000
   Accounts receivable                                                            193,000            --
   Prepaid expenses                                                                48,000        86,000
   Advances and other                                                              26,000        39,000
                                                                              -----------   -----------
             TOTAL CURRENT ASSETS                                                 333,000     1,926,000

PROPERTY AND EQUIPMENT, net                                                       410,000       189,000

OTHER ASSETS                                                                      186,000         5,000
                                                                              -----------   -----------
             TOTAL                                                            $   929,000   $ 2,120,000
                                                                              ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                           $   763,000   $   348,000
   Current portion of long-term debt and capital leases                           453,000       451,000
   Interest payable                                                               133,000       163,000
   Accrued expenses and other liabilities                                         232,000       192,000
   Deferred revenues                                                               47,000        99,000
                                                                              -----------   -----------
             TOTAL CURRENT LIABILITIES                                          1,628,000     1,253,000
                                                                              -----------   -----------
NONCURENT LIABILITIES:
   Capital leases                                                                  87,000            --
    Long-term debt, less current portion                                           76,000       158,000
                                                                              -----------   -----------
             TOTAL NONCURRENT LIABILITIES                                         163,000       158,000
                                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 40,000 shares designated Series A; issued and outstanding:
      27,778 shares of Series A in December and June 1999                              --            --
      26,000 shares designated Series B; issued and outstanding:
      1,160 shares of Series B in December 1999                                        --            --
   Common stock, $0.0001 par value; 50,000,000 shares
      authorized; shares issued and outstanding: 18,834,960 in December 1999
      and 18,539,726 in June 1999                                                   2,000         2,000
   Additional paid-in capital                                                   9,008,000     8,374,000
   Deficit                                                                     (9,428,000)   (7,234,000)
   Stock subscriptions, including interest receivable                            (444,000)     (433,000)
                                                                              -----------   -----------
             STOCKHOLDERS' EQUITY (DEFICIT), NET                                 (862,000)      709,000
                                                                              -----------   -----------
             TOTAL                                                            $   929,000   $ 2,120,000
                                                                              ===========   ===========

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                               --------------------------    ---------------------------
                                               December 31,   December 31,   December 31,   December 31,
                                                   1999           1998           1999           1998
                                               ------------   ------------   ------------   ------------
REVENUES:
   Membership fee income                       $    502,000   $    282,000   $  1,257,000   $    380,000
                                               ------------   ------------   ------------   ------------

OPERATING EXPENSES:
   Compensation and employee benefits               753,000        289,000      1,332,000        475,000
   Communications                                   291,000        247,000        747,000        274,000
   Professional fees                                155,000         87,000        330,000        133,000
   Office, administrative, and general              353,000        118,000        837,000        251,000
   Occupancy                                        105,000         14,000        153,000         22,000
   Depreciation and amortization                     26,000          3,000         41,000          6,000
                                               ------------   ------------   ------------   ------------
          TOTAL OPERATING EXPENSES                1,683,000        758,000      3,440,000      1,161,000
                                               ------------   ------------   ------------   ------------
          LOSS FROM OPERATIONS                   (1,181,000)      (476,000)    (2,183,000)      (781,000)
                                               ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
   Other income, net                                  8,000          6,000         24,000         12,000
   Interest expense                                 (16,000)       (15,000)       (35,000)       (49,000)
                                               ------------   ------------   ------------   ------------
          OTHER (EXPENSE), NET                       (8,000)        (9,000)       (11,000)       (37,000)
                                               ------------   ------------   ------------   ------------
          NET LOSS                             $ (1,189,000)  $   (485,000)  $ (2,194,000)  $   (818,000)
                                               ============   ============   ============   ============

LOSS PER COMMON SHARE:
   Basic and diluted                           $      (0.06)  $      (0.03)  $      (0.12)  $      (0.06)
                                               ============   ============   ============   ============
   Weighted average common shares outstanding    18,642,935     14,323,549     18,591,331     13,047,834
                                               ============   ============   ============   ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Six Months Ended
                                                                          -----------------------------
                                                                          December 31,     December 31,
                                                                              1999             1998
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(2,194,000)     $  (818,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                            41,000            6,000
      Interest due on stock subscriptions                                     (12,000)         (12,000)
      Services performed for common stock                                      38,000
      Changes in certain assets and liabilities:
         Accounts receivable                                                 (193,000)              --
         Prepaid expenses                                                      37,000           11,000
         Advances and other                                                     9,000            7,000
         Interest payable                                                      20,000           59,000
         Accounts payable and accrued liabilities                             478,000           38,000
         Deferred revenues                                                    (51,000)          34,000
                                                                          -----------      -----------
          NET CASH USED IN OPERATING ACTIVITIES                            (1,827,000)        (675,000)
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITY:
 Purchases of property and equipment                                         (151,000)              --
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Escrow deposits                                                           (177,000)              --
   Proceeds from long-term debt                                                50,000           75,000
   Repayments of long-term debt                                              (110,000)         (13,000)
   Issuances of Series B preferred stock                                      230,000               --
   Issuances of common stock                                                  250,000          650,000
                                                                          -----------      -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                           243,000          712,000
                                                                          -----------      -----------
          NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS                                       (1,735,000)          37,000

CASH AND CASH EQUIVALENTS, beginning of period                              1,801,000           20,000
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                  $    66,000      $    57,000
                                                                          ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest                                                            $    14,000      $        --
                                                                          ===========      ===========
      Income taxes                                                        $        --      $        --
                                                                          ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital leases entered into to acquire computer equipment              $   132,000      $        --

   Conversion of debt to common stock
             Long-term debt                                                    65,000          297,000
             Accrued interest payable                                          50,000          159,000

   Common stock issued as compensation to former employee
             10,000 shares of common stock                                     38,000               --

   Capital contributed by shareholder for release of liability                                 175,000

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BASIS OF PRESENTATION

               Legal Club of America Corporation resulted from the merger of And Justice for All, Inc. (d/b/a Legal Club of America) and Bird-Honomichl, Inc. on October 16, 1998. The financial information prior to the date of the merger is that of And Justice for All, Inc. Legal Club of America Corporation and its subsidiaries are collectively referred to as the "Company".

               The Company is a membership organization that provides a broad range of services to its subscribers. The Company has established a network of over 7,000 attorneys in all 50 states who have contracted to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership provides a subscriber with access to the Company's attorney network and/or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. The Company receives fees for membership, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1999, is not necessarily indicative of the results expected for the year ending June 30, 2000. See "Going Concern Considerations", below.

      GOING CONCERN CONSIDERATIONS

               The Company's unaudited financial statements contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate meaningful revenues (as compared to its expenses) from its primary operating activities. In addition, the Company is in default on certain of its debt agreements. At December 31, and June 30, 1999, the Company's debt agreements in default amounted to $151,000 and $216,000, respectively. Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management is planning to obtain additional equity capital through the conversion of debt and also by the issuance of common stock and preferred stock for cash pursuant to equity offerings (see Notes 2 and 3). The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional equity capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying unaudited financial statement will be materially affected.

      REVENUE RECOGNITION AND CREDIT RISKS

               In July 1999, the Company started service to a new customer group, consisting of employees at the work site. Revenue from this service is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer based services are recognized in the period the services are provided. The Company fully reserves for uncollected membership fees, as the predictability of their collection is highly uncertain. Collected membership fees which are subject to refund are recorded as deferred revenues.

      INCOME TAXES

               All deferred taxes created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance.

      RECLASSIFICATION

               Certain amounts have been reclassified in the 1998 financial statements to conform with 1999 presentation.

NOTE 2 - LONG-TERM OBLIGATIONS

               At December 31 and June 30, 1999, long-term debt and capital leases consist of the following:

                                                                                   December 31,   June 30,
                                                                                       1999         1999
                                                                                   (Unaudited)
                                                                                   -----------  ------------
Term loans with various maturity dates through 1998. Interest rates range from
12% to 15% plus an additional interest payment of 20% on the principal amount at
maturity. Interest only is payable monthly during the terms of the loans             $151,000     $216,000

Term loans from a stockholder, principal plus accrued interest of 9% and
12% are payable at various maturity dates on or before August 2000                     83,000       83,000

Capital leases with terms from three to five years, with interest rates
ranging from 10% to 11%                                                               116,000           --

Term loan from shareholder, principal plus accrued interest of 7%, payable
April 27, 2000                                                                         50,000           --

Refinanced term loans during 1999:
/bullet/ Payable in monthly installments of $5,000, including interest at a
         rate of 6%, through September 2000                                            43,000       71,000
/bullet/ Payable in monthly installments of $12,250, including interest at
         a rate of 8%, through March 2001                                             173,000      239,000
                                                                                     --------     --------
Total long-term obligations                                                           616,000      609,000
Less:  Current portion                                                                453,000      451,000
                                                                                     --------     --------
          Long-term obligations, less current portion                                $163,000     $158,000
                                                                                     ========     ========

               The total principal amount of the term loans with maturity dates through 1998, have been classified as current since the Company is in default with respect to certain principal and interest payments. Some of the term loans were refinanced during 1999 and are presented separately under refinanced loans.

               During the six months ended December 31, 1999, terms notes totaling $65,000, and accrued interest payable on such notes of $50,000 were converted to 36,423 shares of the Company's common stock. During the same period in 1998, term notes and accrued interest payable of $297,000 and $159,000, respectively, were converted to 151,062 shares of the Company's common stock

               Interest expense for the three and six months ended December 31, 1999, totaled $16,000 and $35,000, respectively. Interest expense for the three and six months ended December 31, 1998, amounted to $15,000 and $49,000, respectively.

NOTE 3 - CAPITAL STOCK

               During the six months ended December 31, 1999, the Company designated 26,000 shares of its authorized 1,000,000 preferred shares with a par value of $0.0001 as "Series B Convertible Preferred Stock" (Series B stock). Through December 31, 1999, the Company sold, 1,160 shares of the Series B stock through a private placement offering memorandum for $290,000. There were approximately $31,000 of expenses associated with the issuance. See Note 6.

               Each share of Series B stock is convertible into one hundred shares of common stock which entitles the holder to receive dividends, if declared by the Company's Board of Directors on the common stock, and to vote, as if the Series B stock had been converted to common stock on the record date. The Series B stock holders, have a liquidation preference of $250 per share and have priority over the holders of common stock, but are subordinated to holders of the Company's Series A Convertible Preferred Stock. All Series B stock converts to common stock in 2002, if not previously converted by the holders.

               Brokers, authorized by the Company, who participated in the Series B stock offering are entitled to receive a warrant to purchase an amount of common stock equal to 10% of the common equivalent shares place by the broker, at a per share price equal to 125% of the price paid by the investors in the offering, in addition to a 10% fee. There are 116,000 warrants due to be issued associated with the Series B stock offering through December 31, 1999 and $29,000 of fees to be paid.

               During the six months ended December 31, 1999, the Company issued 250,000 shares of common stock for $250,000 cash, pursuant to a private placement offering and 10,000 shares valued at $38,000 were issued, as compensation to a former employee.

               Terms notes totaling $65,000, and accrued interest payable on such notes of $50,000 were converted to 36,423 shares of the Company's common stock during the six months ended December 31, 1999. During the same period in 1998, term notes and accrued interest payable of $297,000 and $159,000, respectively, were converted to 151,062 shares of the Company's common stock

NOTE 4 - COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

               From time to time, the Company is exposed to claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. At December 31, 1999, management believes that any such outstanding issues, except for the Bernstein matter discussed below, will be resolved without further impairing the financial condition of the Company.

               The Company filed an action styled LegalClub.com, Inc. v. Bernstein in August 1999 in the Broward County Circuit Court. This action involved the Company's claims to rescind certain stock issuances to Bernstein, and claims for slander, and various filed and threatened counterclaims from Mr. Bernstein for alleged back compensation and other matters. After preliminary proceedings in the case, the parties entered into a stipulated settlement in April 2000. The settlement requires payments to Mr. Bernstein of $100,000 in cash, paid in April 2000, and $80,000 on deferred terms, imposes certain restrictions on the timing of Mr. Bernstein's sales of the Company's stock, and provides that the parties will refrain form disparaging comments concerning each other.

               An action styled Merin, Hunter, Codman, Inc. v. Legal Club of America Corp. was filed in September 1999, in the Broward County Circuit Court, in which Merin, Hunder, Codman, Inc. is seeking to recover brokerage commissions allegedly due to it in connection with the Company's search for premises to lease as its headquarters. The Company maintains that the subject brokerage agreement with this entity was terminated and that no commissions are owed. At this time, Merin, Hunter, Codman has not alleged the amount of its claim, stating only that the amount exceeds $15,000, which is the jurisdictional requirement for the Court in this action. It is too early in this litigation to determine the likelihood of success on Merin, Hunter, Codman's claims.

               The Company had received a letter from the Florida Department of Insurance stating that the Company should be regulated as a legal expense insurer. The Company contested this position and recently received a favorable order from the State of Florida Division of Administrative Hearings stating that our Company, as currently conducting business, is not subject to regulation by the Department of Insurance as a legal expense insurer. The determination in Florida does not preclude any other state or government agency from taking the position that the Company should be regulated in such manner, which it were to occur, could have a material adverse impact on our financial condition.

NOTE 5 - NET LOSS PER COMMON SHARE

               For the three and six months ended December 31, 1999 and 1998, basic and diluted weighted average common shares include only common shares outstanding since any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

--------------------------------------------------------------------------------------------------
                                        Three Months Ended                 Six Months Ended
                                   -----------------------------     -----------------------------
                                   December 31,     December 31,     December 31,     December 31,
                                       1999             1998             1999             1998
                                   -----------      -----------      -----------      ------------
Common shares outstanding           18,834,960       16,967,379       18,834,960       16,967,379
Effect of weighting                   (192,025)      (2,643,830)        (243,629)      (3,919,545)
                                   -----------      -----------      -----------      ------------
Weighted average common shares
outstanding                         18,642,935       14,323,549       18,591,331       13,047,834
                                   ===========      ===========      ===========      ============

              Weighted average common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three and six months ended December 31, 1999 and 1998 include the following:

                                           Three Months Ended           Six Months Ended
                                       --------------------------  --------------------------
                                       December 31,  December 31,  December 31,  December 31,
                                          1999          1998          1999          1998
                                       ------------  ------------  ------------  ------------
Common stock options                      658,790        83,333       520,656        83,333
Series A convertible preferred stk      2,777,800            --     2,777,800            --
Series B convertible preferred stk      4,875,000            --     2,437,500            --
Warrants relating to  issuance of-
    Common stock                        1,050,000            --       980,435            --
    Series B preferred stock               19,500            --         9,750            --

NOTE 6 - SUBSEQUENT EVENT

                  In January 2000, the Company issued an additional 11,000 shares of the Series B stock through a private placement offering memorandum for $2,750,000. There are 1,100,000 warrants due to be issued associated with these additional Series B shares and $275,000 of fees to be paid. See Note 3.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements.

         These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where we do business;
(b) the effectiveness of the Company's marketing strategies to significantly grow membership; (c) the ability to of the Company to manage operations effectively to service the growth; (d) its ability to recruit and retain key executives and personnel concurrent with the growth in the membership base; (e) the ability of the Company to obtain additional financing as required; (f) general competitive conditions in the industry; (g) rapid technological changes, including the evolution of the Internet and (h) changes in economic conditions. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

         We reported a net loss of $1,189,000 or $0.06 per basic and diluted common share, for the three months ended December 31, 1999, compared to a net loss of $485,000 or $0.03 per basic and diluted common share for the comparable period in 1998. For the six months ended December 31, 1999, we reported a net loss of $2,194,000, or $0.12 per basic and diluted common share, compared to an $818,000 net loss, or $0.06 per basic and diluted common share, for the same period in 1998. The increase in net loss for the 1999 periods is attributable to the continued development of our infrastructure, as well as increased marketing costs required to achieve membership growth.

         Membership revenue during the second quarter of 1999 amounted to $502,000 compared with $282,000 during the same period in 1998, an increase of 78.0%. Membership revenue for the six months ended December 31, 1999, increased 230.8%, to $1,257,000, compared to $380,000 in 1998. The increase in membership fee income in the three and six month periods of 1999 is primarily the result of increased revenue associated with sales of Legal Club employee benefits through employer groups. During the second quarter of 1999, membership revenue from employer groups increased 777.8%, to $474,000, from $54,000 in the comparable period of 1998. During this same period, revenues from infomercial placements decreased $185,000 because this method of sales was discontinued in November 1999 as we revise the infomercial presentation to be more effective. Membership revenue from employer groups increased to $950,000, or 755.9%, for the six months ended December 31, 1999, compared with $111,000, in the same period in 1998.

         The increase in fee income from memberships was offset by higher operating expenses, which totaled $1,683,000 and $3,440,000 for the three and six months ended December 31, 1999, respectively, compared with operating expenses of $758,000 and $1,161,000, respectively, during the comparable periods in 1998. The increase in operating expenses were primarily the result of higher compensation and employee benefits, communication expenses, professional fees and various administrative expenses.

         Compensation and employee benefits increased 160.6% during the second quarter of 1999, to $753,000 from $289,000 in the comparable quarter of 1998. During the six months ended December 31, 1999, compensation and employee benefits increased $857,000, or 180.4%, to $1,332,000 from $475,000 in 1998. The increases during the 1999 three and six month periods was primarily related to the hiring of administrative, technical, sales and management personnel to market and service customers, develop operations, and manage our business.

         Communication costs were $291,000 during the three months ended December 31, 1999, an increase of 17.8%, compared with $247,000 during the same period in 1998. For the six month period of 1999, communication costs increased $473,000, or 172.6%, to $747,000, compared with $274,000 in 1998. The increase during the second quarter of 1999 was attributable to higher marketing and public relations costs. The increase for the 1999 six month period was the result of increased infomercial television placements as well as traffic and production costs associated with developing the infomercials.

         Professional fees increased 78.2% during the second quarter of 1999, to $155,000 from $87,000 in the comparable quarter of 1998. During the six months ended December 31, 1999, professional fees increased $197,000, or 148.1%, to $330,000 from $133,000 in 1998. The increases reflected during the 1999 quarter and six month period were due principally to higher legal fees and investment advisor fees associated with public relations efforts to become a public company and our private placement offerings in 1999.

         General and administrative expenses amounted to $353,000 during the three months ended December 31, 1999, an increase of 199.2%, compared with $118,000 during the same period in 1998. For the six month period of 1999, general and administrative expenses increased $586,000, or 233.5%, to $837,000, compared with $251,000 in the same period in 1998. The increases for the quarter and six months ended December 31, 1999, compared to the same periods in 1998, related to higher printing and postage costs associated with the production and mailing of our new member kits as well as increased telephone costs as we expanded our customer service operations.

         Other income, net, for the three months ended December 31, 1999 increased 11.1% to an $8,000 loss compared to a loss of $9,000 in 1998. For the six month period of 1999 other income, net, increased $26,000, or 70.3% to a net loss of $11,000, compared to a $37,000 loss during the same period in 1998. The improvement in other income, net, is primarily the result of higher interest and dividend income from invested cash and lower interest costs, as term loans convert to common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $1,827,000 for the six months ended December 31, 1999, compared to $675,000 for the comparable period in 1998. The increase of $1,152,000 in net cash used in operating activities resulted primarily from a $1,376,000 increase in the net loss.

         Cash flows used for investing activities increased $151,000 in 1999 compared to 1998. This was due to the acquisition of additional computer equipment and furniture to service the increased customer base. Management believes that approximately $250,000 of additional computer equipment, software and leasehold improvements may be required over the next twelve months in order to continue to enhance our products and operations, as well as to develop Internet access to our services. Based upon our current capital resources, we believe additional financing will be required to purchase or lease the additional computers and leasehold improvements as such purchases may not be able to be funded through cash flow from current operations. Unless we can obtain additional financing, our ability to enhance our products, services operations and Internet access may be materially impaired.

         Cash flows provided by financing activities were $243,000 for the six months ended December 31, 1999, compared to $712,000 for the same period in 1998. This decrease was primarily due the repayment of $100,000 of long-term debt and $177,000 placed in escrow, associated with an office space lease and equipment leases. During this period, equity securities were sold to generate cash for operations and expansion. In November 1999, 250,000 shares of common stock were sold in a private placement for $250,000, and 1,160 shares of Series B convertible preferred stock were sold through a Reg D private placement offering, for which we received $290,000. Additionally, during the six months ended December 31, 1999, $115,000 of term loans, including accrued interest payable of $50,000, were converted to common stock, under debt-to-equity conversion agreements

         Since inception we have incurred losses and continue to require additional capital to fund operations and development. In January 2000, an additional 11,000 shares of Series B convertible preferred stock were sold for $2,750,000 through the private placement offering. Management recognizes that it must generate additional capital to fund operations and it will continue to pursue raising additional equity capital through the issuance of common or preferred stock pursuant to equity offerings. However, no assurances can be given that we will be successful in generating additional capital. Should we fail to generate additional capital, our ability to continue operations may be materially impaired.

         We currently manage the payment of our current liabilities and obligations on a monthly basis as cash becomes available. As of April 27, 2000, there are available cash resources of over $1.0 million. Based on the current success in raising capital from investors, the costs of operations may increase as these funds are invested to enhance operations. We believe that our current negative cash flow from operations is approximately $400,000 per month.

         The Company, if its business plan is successfully implemented, expects to achieve profitability in the March 2001 quarter by accelerating revenue growth in excess of its expense growth. The operating and administrative infrastructure to manage the growth of the Company is currently in place. Management plans to increase marketing of its products in the workplace where acceptance of legal worksite benefits is increasing, marketing products through affinity groups to their members, and by direct marketing to individuals. The marketing efforts of the Company are dependent upon its ability to fund such efforts; however, there can be no assurance that the Company will reach profitability without accessing additional capital resources. Management intends to generate the necessary capital to operate for the next twelve months by selling our common and preferred shares to qualified investors in a private placement. Unless we are successful in our efforts to sell our stock to fund the growth of the Company, we believe that we may not be able to continue operations for the next twelve months. There are no assurances that we will be able to raise the required capital through the sale of our debt or equity securities or that we will have access to other sources of capital on terms that are acceptable to us.

         On October 27, 1999, the Company obtained from Jason Krouse, the Company's Executive Vice President of Sales, a $50,000 six-month term loan at a 7% annual interest rate. The loan and accrued interest are presently due. Although the Company has received from time to time related party loans in the past, there is no assurance that shareholders would be willing to make such loans in the future.

         Brett Merl, the Company's Chairman of the Board and Chief Executive Officer and Jason Krouse, the Company's Executive Vice President of Sales, have subscriptions for a total of 396,000 shares of the common stock. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. The Company does not expect the subscriptions receivable to be paid in the near future, although Mr. Merl and Mr. Krouse have indicated the notes will be satisfied. Accrued interest on these notes is expected to be satisfied when the notes are satisfied.

         The Company is currently in default of certain of its debt agreements. The amount of term loans in default at December 31, 1999 totaled $151,000. These term loans have various maturities through 1998. The principal, accrued interest, at annual rates ranging from 12% to 15%, and an additional interest payment equal to 20% of the principal amount are currently in default. Management will continue its attempt to convert the remaining loans to common stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the debt at terms and conditions that will be mutually acceptable. Should the debt holder be able to accelerate repayment of amounts in default, there is no assurance that the Company could pay such amounts without adversely impacting operations.

YEAR 2000 COMPLIANCE

         We were aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. We conducted an assessment of the Year 2000 issue and determined that we would not be required to make material modifications or replacements of our information and non-information technology systems to properly recognize and utilize dates beyond December 31, 1999, especially in light of the fact that we had recently completed a comprehensive upgrade of our computer systems, which included Year 2000 testing and preparation. The upgrade cost us approximately $200,000.

         Since January 1, 2000 we have experienced no disruptions in our systems or those of third parties to whom we are financially or operationally linked, or other computer related problems as a result of processing dates beyond 1999. While we do not expect to incur any significant costs in the future related to the Year 2000 issue, we cannot say with any certainty that we will not experience any Year 2000 problems in the future.

PART II  OTHER INFORMATION

   Item 1. Legal Proceedings

   Refer to Part I, Item 1, Note 4, incorporated herein by reference, for a discussion of legal proceedings relating to Mr. Bernstein.

   Item 2. Changes in Securities and Use of Proceeds

   Refer to Part II, Item 4. Sale of Unregistered Securities of Form 10-SB, Amendment 3, filed with the Securities and Exchange Commission on March 14, 2000, incorporated herein by reference, for a discussion of the sale of unregistered Series B Convertible Preferred Stock. Proceeds from the sale of these securities are being used by the Company for operations.

   Item 3. Defaults Upon Senior Securities

   The Company continues to be in default of certain of its term loan agreements, as fully discussed in Form 10-SB, Amendment 3, filed with the Securities and Exchange Commission on March 14, 2000.

   Item 6. Exhibits and Reports on Form 8-K

           (a)      Exhibits Filed

                    No. 27 - Financial Data Schedule

           (b)      Reports on Form 8-K

                    There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2000
                                  LEGAL CLUB OF AMERICA CORPORATION



                                  By: /S/  BRETT MERL
                                     -----------------------------------------
                                      Brett Merl, Chairman and Chief Executive
                                      Officer


                                  By: /S/  MICHAEL SAMACH
                                     ----------------------------------------
                                      Michael Samach, Chief Financial Officer
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

  27                Financial Data Schedule