Form 10QSB
period 2000-03-31
LEGAL CLUB OF AMERICA CORP
filed 2000-05-17
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  ------------


    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: March 31, 2000

    [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
             ACT

    For the transition period from ___________ to ____________

    Commission file number: 000-28193


                        LEGAL CLUB OF AMERICA CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               COLORADO                                   84-1174969
   ---------------------------------                ----------------------
     (State or other jurisdiction                       (IRS Employer
   of Incorporation or Organization)                Identification Number)


      1601 N. HARRISON PKWY., SUITE 200
               SUNRISE, FLORIDA                             33323
   ----------------------------------------               ----------
   (Address of Principal Executive Offices)               (Zip Code)

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

Yes [X]   No  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date. Common Stock, $0.0001 Par Value, 18,859,261 shares outstanding as of May 8, 2000.

Transitional Small Business Disclosure Format

Yes [ ]   No  [X]

                        LEGAL CLUB OF AMERICA CORPORATION


                                   FORM 10-QSB


                                TABLE OF CONTENTS



                                                                            PAGE

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements  (Unaudited)
           Consolidated Balance Sheets.........................................1
           Consolidated Statements of Operations...............................2
           Consolidated Statements of Cash Flows...............................3
           Notes to Consolidated Financial Statements........................4-8

   Item 2. Management's Discussion and Analysis or Plan of Operations.......9-12



PART II  OTHER INFORMATION

   Item 1. Legal Proceedings..................................................13
   Item 2. Changes in Securities and Use of proceeds..........................13
   Item 3. Defaults Upon Senior Securities....................................13
   Item 6. Exhibits and Reports on Form 8-K...................................13


   Signatures.................................................................15

    Exhibits..................................................................16


                                      (i)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                              March 31,
                                                                                2000          June 30,
                                                                             (Unaudited)        1999
                                                                             ------------    ------------
                                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  1,367,000    $  1,801,000
   Restricted cash                                                                177,000             -
   Accounts receivable                                                            257,000             -
   Prepaid expenses                                                                30,000          86,000
   Advances and other                                                              16,000          39,000
                                                                             ------------    ------------

          TOTAL CURRENT ASSETS                                                  1,847,000       1,926,000

PROPERTY AND EQUIPMENT, net                                                       508,000         189,000

OTHER ASSETS                                                                       15,000           5,000
                                                                             ------------    ------------

          TOTAL                                                              $  2,370,000    $  2,120,000
                                                                             ============    ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $    529,000    $    348,000
   Current portion of long-term debt and capital leases                           458,000         451,000
   Interest payable                                                               122,000         163,000
  Accrued commissions on Series B preferred stock                                 194,000             -
  Accrued legal settlement (Note 4)                                               180,000             -
  Other accrued  expenses and  liabilities                                        219,000         192,000
   Deferred revenues                                                               47,000          99,000
                                                                             ------------    ------------

          TOTAL CURRENT LIABILITIES                                             1,749,000       1,253,000
                                                                             ------------    ------------

LONG TERM DEBT AND CAPITAL LEASES, LESS CURRENT PORTION                           118,000         158,000
                                                                             ------------    ------------

          TOTAL LIABILITIES                                                     1,867,000       1,411,000
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 40,000 shares designated Series A; issued and outstanding:
           27,778 shares of Series A in March 2000 and  June 1999                     -               -
      26,000 shares designated Series B; issued and outstanding:
           12,160 shares of Series B in March 2000                                    -               -
   Common stock, $0.0001 par value; 50,000,000 shares
      authorized; shares issued and outstanding: 18,854,261 in March 2000
      and 18,539,726 in June 1999                                                   2,000           2,000
   Additional paid-in capital                                                  11,710,000       8,374,000
   Deficit                                                                    (10,759,000)     (7,234,000)
   Stock subscriptions, including interest receivable                            (450,000)       (433,000)
                                                                             ------------    ------------

          TOTAL STOCKHOLDERS' EQUITY                                              503,000         709,000
                                                                             ------------    ------------

          TOTAL                                                              $  2,370,000    $  2,120,000
                                                                             ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     Three Months Ended              Nine Months Ended
                                                ----------------------------    ----------------------------
                                                  March 31,       March 31,      March 31,        March 31,
                                                     2000           1999           2000             1999
                                                ------------    ------------    ------------    ------------
REVENUES:
   Membership fee income                        $    388,000    $    293,000    $  1,644,000    $    673,000
                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Compensation and employee benefits                841,000         267,000       2,173,000         676,000
   Advertising and Marketing                         177,000         212,000         924,000         486,000
   Professional fees                                 117,000         318,000         447,000         451,000
   Office, administrative, and general               298,000         178,000       1,134,000         430,000
   Legal settlement                                  180,000             -           180,000             -
   Occupancy                                          90,000          14,000         244,000          35,000
   Depreciation and amortization                      36,000           4,000          76,000          10,000
                                                ------------    ------------    ------------    ------------

          TOTAL OPERATING EXPENSES                 1,739,000         993,000       5,178,000       2,088,000
                                                ------------    ------------    ------------    ------------

          LOSS FROM OPERATIONS                    (1,351,000)       (700,000)     (3,534,000)     (1,415,000)
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Other income                                       37,000          21,000          61,000          33,000
   Interest expense                                  (17,000)        (19,000)        (52,000)        (68,000)
                                                ------------    ------------    ------------    ------------

          OTHER, NET                                  20,000           2,000           9,000         (35,000)
                                                ------------    ------------    ------------    ------------

          NET LOSS                              $ (1,331,000)   $   (698,000)   $ (3,525,000)   $ (1,450,000)
                                                ============    ============    ============    ============

LOSS PER COMMON SHARE:
   Basic and diluted                            $      (0.07)   $      (0.04)   $      (0.19)   $      (0.10)
                                                ============    ============    ============    ============
   Weighted average common shares outstanding     18,834,430      17,253,284      18,815,068      14,439,455
                                                ============    ============    ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                              Nine Months Ended
                                                                        -----------------------------
                                                                           March 31,      March 31,
                                                                             2000           1999
                                                                        -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $   (3,525,000)$   (1,450,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                             76,000         10,000
      Interest due on stock subscriptions                                      (17,000)       (18,000)
      Services performed for common stock                                      115,000            -
      Legal settlement with former employee                                    180,000            -
      Changes in certain assets and liabilities:
         Accounts receivable                                                  (257,000)           -
         Prepaid expenses                                                       56,000        (88,000)
         Advances, and other assets                                             13,000         (8,000)
         Interest payable                                                       26,000         67,000
         Commissions on Series B preferred stock                               194,000            -
         Accounts payable and accrued liabilities                                2,000        (85,000)
         Deferred revenues                                                     (52,000)        59,000
                                                                        -------------- --------------

          NET CASH USED IN OPERATING ACTIVITIES                             (3,189,000)    (1,513,000)
                                                                        -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITY:
 Purchases of property and equipment                                          (236,000)       (45,000)
                                                                        -------------- --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Escrow deposits                                                            (177,000)           -
   Proceeds from long-term debt                                                 50,000         75,000
   Repayments of long-term debt                                               (172,000)       (52,000)
   Issuances of Series A preferred stock                                           -        2,500,000
   Issuances of Series B preferred stock                                     3,040,000            -
   Issuances of common stock                                                   250,000      2,068,000
                                                                        -------------- --------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,991,000      4,591,000
                                                                        -------------- --------------

          NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS                                          (434,000)     3,033,000

CASH AND CASH EQUIVALENTS, beginning of period                               1,801,000         20,000
                                                                        -------------- --------------

CASH AND CASH EQUIVALENTS, end of period                                $    1,367,000 $    3,053,000
                                                                        ============== ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest                                                          $       26,000 $          -
                                                                        ============== ==============
      Income taxes                                                      $          -   $          -
                                                                        ============== ==============



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital leases entered into to acquire computer equipment            $      179,000 $          -

    Conversion of debt to common stock
           Long-term debt                                                       90,000        365,000
           Accrued interest payable                                             67,000        205,000

    Common stock issued as compensation to employees and consultants
           88,512 shares of common stock                                       115,000            -

   Capital contributed by shareholder for release of liability                     -          175,000

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999


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

               The Company is a membership organization that provides a broad range of services to its subscribers. The Company has established a network of over 10,000 attorneys in all 50 states who have contracted to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership provides a subscriber with access to the Company's attorney network and/or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. The Company receives fees for membership, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-SB, Amendment 3, filed with the SEC on March 14, 2000. The financial statements as of and for the periods ended March 31, 2000 and 1999 are unaudited. The consolidated financial statements for the period ended March 31, 2000 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three and nine months ended March 31, 2000, are not necessarily indicative of the results expected for the year ending June 30, 2000. See "Going Concern Considerations", below.

      GOING CONCERN CONSIDERATIONS

               The Company's unaudited financial statements contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate meaningful revenues (as compared to its expenses) from its primary operating activities. In addition, the Company is in default on certain of its debt agreements amounting to $127,000 and $216,000, respectively, at March 31, 2000 and June 30, 1999. Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management is planning to convert debt to equity and to obtain additional equity capital through the issuance of common stock and preferred stock for cash pursuant to equity offerings (see Notes 2 and 3). The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional equity capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying unaudited financial statement will be materially affected.

      RESTRICTED CASH

               The Company has escrow deposits of $177,000 as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases. The escrow deposits have been classified on the balance sheet as restricted cash.


      REVENUE RECOGNITION AND CREDIT RISKS

               In July 1999, the Company started service to a new customer group, consisting of employees at the work site. Revenue from this service is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer-based services are recognized in the period the services are provided. The Company fully reserves for uncollected membership fees, as the predictability of their collection is highly uncertain. Collected membership fees which are subject to refund are recorded as deferred revenues.

      INCOME TAXES

               All deferred taxes created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance.

      RECLASSIFICATION

               Certain amounts have been reclassified in the 1999 financial statements to conform to 2000 presentation.



NOTE 2 - LONG-TERM OBLIGATIONS

               At March 31, 2000 and June 30, 1999, long-term debt and capital leases consist of the following:


               SEE NEXT PAGE

NOTE 2 - LONG-TERM OBLIGATIONS (continued)

                                                                                      March 31,             June 30,
                                                                                        2000                 1999
                                                                                     (Unaudited)
                                                                                   ---------------       --------------
Term loans with various maturity dates through 1998. Interest rates range from
12% to 15% plus an additional interest payment of 20% on the principal amount at maturity. Interest only is payable monthly during the terms of
the loans                                                                            $    127,000       $     216,000

Term loans from a stockholder, principal plus accrued interest of 9% and
12% are payable at various maturity dates on or before August 2000.                        68,000              83,000

Capital  leases with terms from three to five years, with imputed interest                160,000                   -
rates ranging from 10% to 11%

Term loan from a shareholder, principal plus accrued interest of 7%, payable                50,000                   -
April 27, 2000

Refinanced term loans during 1999 (see above):
|X|  Payable in monthly installments of $5,000, including interest at a
     rate of 6%, through September 2000.                                                   30,000              71,000

|X|  Payable in monthly  installments of $12,250, including interest at
     a rate of 8%, through March 2001.                                                    141,000             239,000

                                                                                     ------------       -------------
Total long-term obligations                                                               576,000             609,000
Less:  Current portion                                                                    458,000             451,000
                                                                                     ------------       -------------

     Long-term obligations, less current portion                                     $    118,000       $     158,000
                                                                                     ============       =============

               The total principal amounts of term loans have been classified as current since the Company is in default with respect to certain principal and interest payments. Some of the term loans were refinanced during 1999 and are presented separately under refinanced loans.

               During the nine months ended March 31, 2000, term notes totaling $90,000, and accrued interest payable on such notes of $67,000 were converted to 49,910 shares of the Company's common stock. During the same period in 1998, term notes and accrued interest payable of $365,000 and $205,000, respectively, were converted to 208,063 shares of the Company's common stock

               Interest expense for the three and nine months ended March 31, 2000, totaled $17,000 and $52,000, respectively. Interest expense for the three and nine months ended March 31, 1999, amounted to $19,000 and $68,000, respectively.


NOTE 3- CAPITAL STOCK

               During the nine months ended March 31, 2000, the Company designated 26,000 shares of its authorized 1,000,000 preferred shares with a par value of $0.0001 as "Series B Convertible Preferred

      Stock" (Series B stock). Through March 31, 2000, the Company sold 12,160 shares of the Series B stock through a private placement offering memorandum for gross proceeds of $3,040,000. There was approximately $225,000 of expenses and commissions associated with the issuance.

               Each share of Series B stock is convertible into one hundred shares of common stock. The Series B stock entitles the holder to receive dividends, if declared by the Company's Board of Directors on the common stock, and to vote, in each case as if the Series B stock had been converted to common stock on the record date. The Series B stock holders have a liquidation preference of $250 per share over the holders of common stock, but this preference is junior to the preference of the Company's Series A Convertible Preferred Stock. All Series B stock converts to common stock in 2002, if not previously converted by the holders.

               Brokers authorized to participate in the Series B stock offering are entitled to receive a 10% fee and warrants to purchase 10% of the common equivalent shares placed by the broker, at a per share price equal to 125% of the price paid by the investors in the offering. At March 31, 2000, there are 395,600 warrants due to be issued and $194,000 of fees to be paid in connection with the Series B stock offering.

               During the nine months ended March 31, 2000, the Company issued 250,000 shares of common stock for $250,000 cash pursuant to a Reg. D private placement offering, and 88,512 shares valued at $115, 000 were issued as compensation to current and former employees and consultants.

               Terms notes totaling $90,000, and accrued interest payable on such notes of $67,000 were converted to 49,910 shares of the Company's common stock during the nine months ended March 31, 2000. During the same period in fiscal 1999, term notes and accrued interest payable of $365,000 and $205,000, respectively, were converted to 208,063 shares of the Company's common stock.


NOTE 4- COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

               From time to time, the Company is exposed to claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. At May 8, 2000, management believes that any such outstanding issues will be resolved without further impairing the financial condition of the Company.

               The Company filed an action styled LegalClub.com, Inc. v. Bernstein in August 1999 in the Broward County Circuit Court. This action involved the Company's claims to rescind certain stock issuances to Bernstein, and claims for slander and various filed and threatened counterclaims from Mr. Bernstein for alleged back compensation and other matters. After preliminary proceedings in the case, the parties entered into a stipulated settlement in April 2000. The settlement requires payments to Mr. Bernstein of $100,000 in cash, paid in April 2000, and $80,000 on deferred terms, imposes certain restrictions on the timing of Mr. Bernstein's sales of Company's stock, and provides that the parties will refrain from disparaging comments concerning each other. The Company has accrued these amounts as of March 31, 2000.

               An action styled Merin, Hunter, Codman, Inc. v. Legal Club of America Corp. was filed in September 1999, in the Broward County Circuit Court, in which Merin, Hunter, Codman Inc. is seeking to recover brokerage commissions allegedly due to it in connection with the Company's search for premises to lease as its headquarters. The Company maintains that the subject brokerage agreement with this entity was terminated and that no commissions are owed. At this time, Merin, Hunter, Codman has not alleged the amount of its claim, stating only that the amount exceeds $15,000, which is the jurisdictional requirement for the Court in this action. It is too early in this litigation to determine the likelihood of success on Merin, Hunter, Codman's claims.

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


NOTE 5- NET LOSS PER COMMON SHARE

               For the three and nine months ended March 31, 2000 and 1999, basic and diluted weighted average common shares include only common shares outstanding since any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                                ------------------------------------------------------------------------------
                                                        Three Months Ended                        Nine Months Ended
                                                ------------------------------------    --------------------------------------
                                                    March 31,          March 31,             March 31,           March 31,
                                                      2000               1999                  2000                1999
                                                -----------------  -----------------    ------------------  ------------------
              Common shares outstanding                18,854,261         17,624,380            18,854,261          17,624,380
              Effect of weighting                         (19,831)          (371,096)              (39,193)         (3,184,925)

                                                -----------------  -----------------    ------------------  ------------------
              Weighted average common shares
              outstanding                              18,834,430         17,253,284            18,815,068          14,439,455
                                                =================  =================    ==================  ==================

                            Weighted average common stock equivalents that would
                  dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three and nine months ended March 31, 2000 and 1999 include the following:

                                                        Three Months Ended                        Nine Months Ended
                                               -------------------------------------    --------------------------------------
                                                    March 31,          March 31,             March 31,           March 31,
                                                      2000               1999                  2000                1999
                                                -----------------  -----------------    ------------------  ------------------
       Common stock options                              807,189             84,128               614,773              83,278
       Series A convertible preferred stk.             2,777,800                  -             2,777,800                   -
       Series B convertible preferred stk.             1,216,000                  -               405,964                   -
       Warrants relating to  issuance of-
           Common stock                                1,050,000          1,050,000             1,050,000             448,592
           Series B preferred stock                      395,600                  -               136,489                   -

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.


RESULTS OF OPERATIONS

         THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

         We reported a net loss of $1,331,000 or $0.07 per basic and diluted common share, for the three months ended March 31, 2000, compared to a net loss of $698,000 or $0.04 per basic and diluted common share for the comparable period in 1999. For the nine months ended March 31, 2000, we reported a net loss of $3,525,000, or $0.19 per basic and diluted common share, compared to a $1,450,000 net loss, or $0.10 per basic and diluted common share, for the same period in 1999. The increase in net loss for the 2000 periods is attributable to the continued development of our infrastructure, as well as increased marketing costs required to achieve membership growth.

         Membership revenue during the third fiscal quarter of 2000 amounted to $388,000 compared with $293,000 during the same period in 1999, an increase of 32.4%. Membership revenue for the nine months ended March 31, 2000, increased 144.3%, to $1,644,000 from $673,000 in 1999. The increase in membership fee income in the three and nine month periods of 2000, is primarily the result of increased revenue associated with sales of Legal Club employee benefits through employer groups. During the third fiscal quarter of 2000, membership revenue from employer groups increased $249,000, to $383,000 from $134,000 in the comparable period of 1999. During this same period, revenues from infomercial placements decreased to $5,000 in 2000 compared to $134,000 in 1999, because this method of sales was discontinued in November 1999.

         The increase in fee income from memberships was offset by higher operating expenses, which totaled $1,739,000 and $5,178,000 for the three and nine months ended March 31, 2000, respectively, compared with operating expenses of $993,000 and $2,088,000, respectively, during the comparable periods in 1999. The increase in operating expenses were primarily the result of higher compensation and employee benefits, advertising and marketing expenses, professional fees and various administrative expenses.

         Compensation and employee benefits increased 215.0% during the third fiscal quarter of 2000, to $841,000 from $267,000 in the comparable quarter of 1999. During the nine months ended March 31, 2000, compensation and employee benefits increased 221.5%, to $2,173,000 from $676,000 in 1999. The increases during the 2000 three and nine month periods was primarily related to the hiring of administrative, technical, sales and management personnel to market and service customers, develop operations, and manage our business. During April 2000, the Company hired a new Information Technology officer with a background in web-based commerce as well as the development of core systems for other enterprises. Additionally, the Company increased its network of attorneys to over 10,000 by April 2000. Management believes the administrative employees and infrastructure are currently in place that will allow the Company to manage increased volume and growth.

          Advertising and marketing costs were $177,000 during the three months ended March 31, 2000, a decrease of 16.5%, compared with $212,000 during the same period in 1999. For the nine-month period of 2000, advertising and marketing costs increased $438,000, or 90.1%, to $924,000, compared with $486,000 in 1999. The decrease during the third fiscal quarter of 2000 was attributable to lower infomercial costs.

The increase for the 2000 nine month period was the result of increased infomercial television placements as well as traffic and production costs associated with developing the infomercials prior to November 1999.

         Professional fees decreased 63.2% during the March 2000 quarter, to $117,000 from $318,000 in the comparable quarter of 1999. During the nine months ended March 31, 2000, professional fees decreased $4,000, or 0.9%, to $447,000 from $451,000 in 1999. The decreases reflected during the 2000 quarter and nine month period were due principally to decreased activity relating to legal matters and investment advice matters associated with public relations efforts to become a public company, and lower costs associated with capital raising efforts in 2000, compared to the same period in 1999.

         Office general and administrative expenses amounted to $298,000 during the three months ended March 31, 2000, an increase of 67.4% compared with $178,000 during the same period in 1999. For the nine-month period of 2000, office general and administrative expenses increased $704,000, or 163.7%, to $1,134,000, compared with $430,000 in the same period in 1999. The increases for the quarter and nine months ended March 31, 2000, compared to the same periods in 1999, due to higher printing and postage costs associated to the production and mailing of our new member kits, as well as increased telephone costs as we expanded our customer service operations. Additionally, during the quarter ended March 31, 2000, the Company accrued $180,000 for a legal settlement with a shareholder.

         During the three months ended March 31, 2000, other income (expense), net, increased to $20,000 compared to $2,000 in 1999. For the nine-month period of 2000 it increased to $9,000 income, compared to a $35,000 loss during the same period in 1999. This improvement is primarily the result of higher interest and dividend income from invested cash and lower interest costs, as term loans convert to common stock.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $3,189,000 for the nine months ended March 31, 2000, compared to $1,513,000 for the comparable period in 1999. The increase of $1,676,000 in net cash used in operating activities resulted primarily from a $2,075,000 increase in the net loss.

         Cash flows used for investing activities increased $191,000 in 2000 compared to 1999. This was due to the acquisition of additional computer equipment and furniture to equip employees with the capacity to service the increased customer base. Management believes that approximately $300,000 of additional computer equipment, software and leasehold improvements may be required over the next twelve months in order to continue to enhance our products and operations, and to introduce new products and services. Based upon our current capital resources, we believe additional financing will be required to purchase or lease the additional computers and leasehold improvements as such purchases may not be able to be funded through cash flow from current operations. Unless we can obtain additional financing, our ability to enhance our products services operations and Internet access may be materially impaired.

         Cash flows provided by financing activities was $2,991,000 for the nine months ended March 31, 2000 compared to $4,591,000 for the same period in 1999. This decrease was primarily due a $1,818,000 decrease in sales of common stock, a $2,500,000 decrease in sales of Series A preferred stock, repayment of $172,000 of long-term debt and $177,000 placed in escrow, associated with an office space lease and equipment leases. During the nine months ended March 31, 2000, the following private placements were made pursuant to exemptions provided under Regulation D promulgated under the Securities Act of 1933, as amended, to generate cash for operations and expansion: (a) 250,000 shares of common stock were sold for $250,000, and (b) 12,160 shares of Series B convertible preferred stock were sold for gross proceeds of $3,040,000. Additionally, during the nine months ended March 31, 2000, $90,000 of term loans, including accrued interest payable of $67,000, was converted to common stock, under debt-to-equity conversion agreements.

         Since inception we have incurred losses and continue to require additional capital to fund operations and development. Management recognizes that it must generate additional capital to fund operations and it will continue to pursue raising additional equity capital through the issuance of common or preferred stock, pursuant to equity offerings. However, no assurances can be given that we will be successful in generating additional capital. Should we fail to generate additional capital, our ability to continue operations may be materially impaired.

         We currently manage the payment of our current liabilities and obligations on a monthly basis, as cash becomes available. As of May 12, 2000, there are available cash resources of over $600,000, after the payment of $100,000 pursuant to a legal settlement. We believe that our current cash flow use is approximately $400,000 per month.

         Based on the successful implementation of our business plan, we expect to achieve profitability in the quarter ending March 31, 2001 by accelerating revenue growth in excess of our expense growth. Management plans to increase marketing of our products in the workplace where acceptance of legal worksite benefits is increasing, increase the marketing of our products through affinity groups to their members, and by direct marketing to individuals. Additionally, we plan to expand our current services by marketing computers to employees at the employee's work-site using payroll deduction as the payment method. (see "RECENT EVENTS", below). The Company's marketing efforts require additional capital, and the Company will likely not reach profitability without additional capital. Management intends to generate the necessary capital to operate over the next twelve months by selling our common and preferred shares to qualified investors in a private placement. Unless we are successful in our efforts to sell our stock, we may not be able to continue operations over the next twelve months. There are no assurances that we will be able to raise the required capital through the sale of our debt or equity securities or that we will have access to other sources of capital on terms that are acceptable to us.

         On October 27, 1999, the Company obtained from Jason Krouse, the Company's Executive Vice President of Sales a $50,000 six-month term loan at a 7% annual interest rate. The loan and accrued interest are presently due. Although the company has received related party loans on occasion in the past, there is no assurance that shareholders or employees would be willing to make such loans in the future.

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

         The Company is currently in default under certain of its debt agreements. The amount of term loans in default at March 31, 2000 totaled $127,000. These term loan have various maturities through 1998. The principal, accrued interest, at annual rates ranging from 12% to 15%, and an additional interest payment equal to 20% of the principal amount are currently in default. Management will continue its attempt to convert the remaining loans to common stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the debt at terms and conditions that will be mutually acceptable. Should the debt holder be able to accelerate repayment of amounts in default, there is no assurance that the Company could pay such amounts without adversely impacting operations.


RECENT EVENTS

         The Company plans to augment its distribution channels and provide additional benefits to employees at the work site by marketing computer systems in addition to its legal plans. The Company's newly form and wholly-owned subsidiary, Einstein Computer Corporation, ("Einstein") is entering into agreements to procure, distribute and externally finance computer systems, targeting people who do not yet own a home computer. Participating work site employees will pay for the computer systems through automatic payroll deduction. The packages we plan to offer would allow the participating work site employee, for approximately $8.00 per week ($33.95 per month), to obtain a computer system, including software, 24hours/7days a week technical support, on site service and free internet access. The Company is arranging for third party financing of the computer to the employee. It is expected such financing will be underwritten by a third party finance company, which will buy the contract from Einstein without recourse to the Company.

         The Company expects to launch this new product initiative during the fiscal quarter ending June 30, 2000.


FORWARD LOOKING STATEMENTS

         Certain statements in this Form 10-QSB, including statements contained herein under the captions "Management Discussion and Analysis or Plan of Operations" and "Recent Events", constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

         Such factors include, but are not limited to the following factors: (a) changes in regulations in states where we do business; (b) the effectiveness of the Company's marketing strategies to significantly grow membership; (c) the ability to of the Company to manage operations effectively to service the growth; (d) its ability to recruit and retain key executives and personnel concurrent with its growth; (e) the ability of the Company to obtain additional financing as required; (f) its effectiveness in developing and marketing new products; (g) its ability to adjust to changes in technology, including the evolution of the Internet and (h) changes in economic conditions.


YEAR 2000 COMPLIANCE

         We were aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. We conducted an assessment of the Year 2000 issue and determined that we would not be required to make material modifications or replacements of our information and non-information technology systems to properly recognize and utilize dated beyond December 31, 1999, especially in light of the fact that we had recently completed a comprehensive upgrade of our computer systems, which included Year 2000 testing and preparation. The upgrade cost us approximately $200,000.

         Since January 1, 2000 we have experienced no disruptions in our systems or those of third parties to whom we are financially or operationally linked, or other computer related problems as a result of processing dates beyond 1999. While we do not expect to incur any significant costs in the future related to the Year 2000 issue, we can not say with any certainty that we will not experience any Year 2000 problems in the future.

   PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings

   Refer to Part I, Item 1, Note 4, incorporated herein by reference, for a discussion of legal proceedings.


   Item 2. Changes in Securities and Use of Proceeds

   Refer to Part II, Item 4. Sale of Unregistered Securities of Form 10-SB, Amendment 3, filed with the Securities and Exchange Commission on March 14, 2000, incorporated herein by reference, for a discussion of the sale of unregistered Series B Convertible Preferred Stock and Common Stock. Proceeds from the sale of these securities are being used by the Company for operations.


   Item 3. Defaults Upon Senior Securities

   The Company continues to be in default of certain of its term loan agreements. Refer to Part I, Item 1, Note 2, incorporated herein by reference.


   Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits Filed

              No  11 - Statement re Computation of Per Share Earnings. See
                       Note 5 to the accompanying financial statements.

              No. 21 - Subsidiaries of Registrant

              No. 27 - Financial Data Schedule

   (b)   Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the management of the Company.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 15, 2000

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2000
                            LEGAL CLUB OF AMERICA CORPORATION



                            By:  /s/  BRETT MERL
                                ------------------------------------------------
                                Brett Merl, Chairman and Chief Executive Officer


                            By:  /s/  MICHAEL SAMACH
                                ------------------------------------------------
                                Michael Samach, Chief Financial Officer
                                (Principal Accounting Officer)