Form 10KSB
period 2000-06-30
LEGAL CLUB OF AMERICA CORP
filed 2000-09-28
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   -----------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission file number: 000-28193

                        LEGAL CLUB OF AMERICA CORPORATION
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             COLORADO                                      84-1174969
---------------------------------              ---------------------------------
  (State or other jurisdiction                           (IRS Employer
of Incorporation or Organization)                   Identification Number)


   1601 N. HARRISON PKWY., SUITE 200
            SUNRISE, FLORIDA                                  33323
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (954) 267-0920
                    ----------------------------------------
                           (Issuer's Telephone Number)

Securities to be registered under Section 12(b) of the Act:  NONE

Securities to be registered under Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant had $2.1 million in gross revenue for the year ended June 30, 2000.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on August 31, 2000 was $5,726,000, based on the average bid and asked price of the Common Stock on that date.

As of August 31, 2000, there were issued and outstanding 19,011,594 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Form 10-KSB.

                 FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2000


                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART I.......................................................................  1
  Item 1.  Description of Business...........................................  1
  Item 2.  Description of Property...........................................  7
  Item 3.  Legal Proceedings.................................................  8
  Item 4.  Submission of Matters to a Vote of Security Holders...............  8


PART II......................................................................  9
  Item 5.  Market for Common Equity and Related Stockholder Matters..........  9
  Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 12
  Item 7.  Financial Statements.............................................. 15
  Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 32


PART III..................................................................... 32
   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................ 32
  Item 10. Executive Compensation............................................ 32
  Item 11. Security Ownership of Certain Beneficial Owners and Management.... 32
  Item 12. Certain Relationships and Related Transactions.................... 32
  Item 13. Exhibits and Reports on Form 8-K.................................. 32

SIGNATURES................................................................... 34

EXHIBITS..................................................................... 35


--------------------------------------------------------------------------------
   We own or have the rights to certain tradenames and trademarks that we use in conjunction with our services. This document also contains tradenames and trademarks of other companies.

PART I


ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

      CORPORATE HISTORY

And Justice For All, Inc., a Florida corporation, was incorporated in the State of Florida on January 22, 1996. In that year, it acquired substantially all of the assets of the Legal Club of America, Inc., a Florida corporation. Bird-Honomichl, Inc., a Colorado corporation, was incorporated on July 23, 1991 and was previously engaged in business and marketing consulting, but was an inactive public shell several years prior 1998. In October 1998, Bird-Honomichl acquired And Justice For All through a merger in which And Justice For All became a wholly owned subsidiary of Bird-Honomichl, which then changed its name to the Legal Club of America Corporation ("Legal Club", the "Company" or "LCA"). And Justice For All, Inc. subsequently changed its name to LegalClub.com, Inc. Currently, the Company has four subsidiaries, LegalClub.com, Inc., National Association of Networked Attorneys, Inc., Legal Club Financial Corp, and Einstein Computer Corp.

      RECENT DEVELOPMENTS

The Company recently launched Einstein Computer Corporation to leverage its distribution channels, including its network of independent agents, to market computer systems to employees at the worksite using payroll deduction payments. The Company has shipped computers under an initial purchase and financing arrangement, and is in the process of seeking to complete additional financing arrangements associated with this distribution methodology. Such additional financing under consideration include manufacture financing or a line of credit under which the Company may grant consumers credit to purchase a computer. In connection with this line of business the Company has executed a distribution agreement with IBM and is in discussion with other computer manufacturers to distribute their machines as well.

      FORWARD LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding marketing plans, capital and operations expenditures, results of operations, potential utility and acceptance of our existing and proposed services, the start up of new lines of business and the need for, and availability of, additional financing. The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business which involve judgments with respect to, among other things, future economic and competitive conditions and future regulatory and business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by us or any other person that our objectives or plans will be achieved.

BUSINESS OVERVIEW

Legal Club of America operates a national legal referral service that provides our members referrals to a network of over 12,000 participating attorneys in all 50 states. The attorneys provide a variety of free and deeply discounted legal services. Since its inception in 1996, the Company has established a variety of legal plans (the "Plans") and built a substantial internal infrastructure to administer large volume enrollments and a diversified, national marketing capability, including Web sites, to enroll individuals and small business owners on a national scale. The Company has regional sales offices in Chicago and New York.

Legal Club's website, www.legalclub.com, features three distinct environments, with over 3,000 links of interest, aimed at satisfying the legal needs of the consumer, providing a vast resource of tools and services to the legal professional, and servicing and supporting the authorized agents who market the Company's Plans.

We pay commissions to our agents, screen, build and maintain the attorney network and market legal plans to our members. Our members pay us a fee on an annual or monthly basis, depending on the nature of their membership. Monthly fees range from less than $0.045 to $24.95, depending on the type of membership. We sometimes offer discounted rates to groups or organizations that offer memberships in our Plans to their employees or members, as the case may be. Membership in the Plans does not entitle members to any specific benefits other than referral to a participating attorney for discounted or free services. As of June 30, 2000, we had approximately 700,000 members.

Membership in one of our legal plans provides a member with referrals to free and discounted legal services ($75/hour versus the national average for a partner attorney of $218 per hour), access to our national attorney network and/or assistance in finding an attorney with a particular specialty. Upon enrollment, an attorney, who may or may not be partner attorney, is immediately assigned to our member based upon location, requested areas of law, and spoken language. We do not provide any legal services ourselves, nor do we make any payments to, or receive any payments from, the participating attorneys. We also do not underwrite, or provide, insurance. As such, we do not have certain limitations associated with legal insurance products. Any applicant who is able to pay for a membership is accepted. We have no complicated forms to be completed, no exclusions for pre-existing conditions, no waiting periods for access to the services and no increases in premiums for over-use. Our members have immediate access to our nationwide network of participating attorneys.

We screen attorneys prior to accepting them as participating attorneys in our network. The attorneys must also agree to provide specified levels of service, offer discounts to our members, and perform some routine legal services without charge. Participating attorneys may establish their own screening policies that may in some instances limit usage. While we monitor participating attorneys to assure their compliance with our policies, we can not guarantee any level of service. As of June 30, 2000, we had over 12,000 participating attorneys. Our revenues from Legal Club of America for the fiscal years ended June 30, 2000, and 1999 were $2,071,000 and $935,000, respectively. However, as further discussed in the Management's Discussion and Analysis, for the fiscal years ended June 30, 2000 and 1999, we lost $4,519,000 and $2,842,000, respectively.

The Company's Einstein Computer Corp subsidiary recently began marketing computer systems to employees at the worksite through payroll deduction. In this new business line, the Company seeks to exploit its legal Plans' distribution capacity at the worksite, principally through its system of independent agents and brokers. The employees are credit scored, and those who meet creditworthiness criteria can purchase a computer and pay for it through payroll deductions over the term of the agreement, usually two to three years. The Company expects this line of business to achieve significant growth for the fiscal year ended June 30, 2001.

Also separate from the legal referral Plans, we are in the process of designing and building an Internet based attorney directory known as NANA, the National Association of Networked Attorneys. This network service will be provided and administered by our wholly owned subsidiary of the same name. NANA is an Internet driven service that houses a nationwide directory of attorneys for the 700,000 Americans that visit the Internet to obtain the services of an attorney each month, and provides a variety of services for the legal professional. Attorneys who wish to be listed on NANA will pay us a membership fee of approximately $35 a month, which will entitle them to a listing on our Internet directory, and additional benefits, including Internet access and a personalized web page. Each attorney that joins NANA, and is also a participating Legal Club attorney, will receive an electronically favored listing, which will allow the member attorney to float to the top of any criterion search they match.

OUR BUSINESS

      LEGAL CLUB OF AMERICA

Listed below are descriptions of the legal plans currently marketed by us. We receive monthly or annual membership fees in exchange for the referrals to participating attorneys. The members pay the discounted rates for services directly to the applicable attorney. We receive no portion of the fees our members pay the attorneys and we pay no fees to the enrolled attorneys.

Individual/Family Legal Plan. For a payment to us of up to $96 per year , the Individual Legal Plan member receives referrals to attorneys who have agreed to provide seven free services, including unlimited phone conversations, attorney review of certain legal documents (six page maximum) and preparation of simple wills. The individual receives also a deeply discounted flat fee schedule from the participating attorneys for the most commonly used legal services such as traffic defense ($89), Chapter 7 bankruptcy ($250), simple divorce ($210) and real estate closings ($175). More importantly, the member receives an extremely low hourly rate of just $75 for in or out of court legal representation, as well as discounted contingency fees. This rate represents a substantial savings when compared to the national average of $218 per hour for partner attorneys and $151 per hour for associates. The Individual Legal Plan covers the enrollee, his or her spouse and any dependents age 23 or younger.

Small Business Legal Plan. For a payment to us of up to $299 per year, a small business owner receives referrals to lawyers who have agreed to provide a number of free services including ten initial collection letters per month, thirty-minute face to face consultations for all new legal matters and review of up to five 10-page documents each month. The cost of all other services are at a low hourly rate of $89 for out of court representation and $109 for in court representation. There is also a discount on all contingency-based legal matters.

ATTORNEY SELECTION PROCESS. To ensure that the attorney participating in our Legal Club Plans meet and maintain our quality standards, we have implemented an attorney selection and evaluation process. All attorneys must have a Martindale-Hubbell law directory ethical standard of "V" (very high), and either an "A" (very high to preeminent) or "B" (high to very high) legal ability rating. Each attorney must maintain an active business license to practice law in the state in which he or she practices, maintain good standing in his or her respective bar association or licensing department, as applicable, maintain professional liability insurance of at least the minimum amounts required by the state in which he or she practices, and provide quarterly updates of his or her personal practice information. We regularly request and receive reprimand reports from the bar associations of every state. We also perform anonymous professionalism testing of the attorneys in our network to ensure that they are providing services that meet our standards. In an effort to ensure that we match an appropriate and qualified attorney to each member, we categorize the attorneys based on geographic location, substantive practice area, and foreign language skills. If the needs of our members change or they are dissatisfied with the attorney we have recommended to them, they are permitted to change attorneys as often as they desire.

      EINSTEIN COMPUTER CORP.

EINSTEIN COMPUTER CORPORATION (ECC), a subsidiary of Legal Club of America Corporation, is believed to be the first company in the United States to market computer systems and accessories as a voluntary benefit to employees at the workplace through payroll deduction. ECC will take advantage of its parent corporation's distribution network of independent agents to market computer systems to the estimated 52% of American households without this technology. The marketing of computers is intensely competitive, but ECC has combined a well-established distribution system with a payroll deduction payment methodology. ECC will also market its products through its newly designed Web site, www.myeinsteincomputer.com. This fully interactive web site will allow employees to log on to the ECC web site and purchase computers, software, and accessories using a customized ECC enrollment form.

In announcing its formation and marketing relationships, ECC has created a "first mover status" in an estimated $300 billion dollar industry. The Company will utilize its independent agent distribution network, its strategic Internet relationships and direct marketing partnerships to offer computer systems to employees, credit card holders, bank customer databases and other affinity organizations. (See "Marketing Strategy") LCA has been successfully marketing products to consumers since its inception, and it will utilize this core competency to enable ECC to provide the much needed benefit of an affordable, state of the art computer system.

ECC has recently forged two significant partnerships that help lay the foundation for the Einstein program. ECC recently announced its affinity partnership agreement with IBM(R) Corp., providing for IBM Corp. to manufacture personal computer systems for the ECC program. IBM Corp. has initially designed two computer systems to sell in the ECC program: an economy model for approximately $39.00/month and a high-end system for approximately $52.00/month. Both systems come complete with monitor, keyboard, speakers, mouse, 24/7 technical support, on-site support, a 3 year parts and labor warranty and free unlimited internet access.

Free internet access is provided through an agreement with Juno Online Services, Inc.. The agreement provides ECC with a co-branded Internet portal, which will be burnt into the hard drive of each delivered computer system. The portal will feature a "Legal Services" channel, linked to Legalclub.com and an "Insurance Services" channel that will be linked to a menu of insurance services provided by ECC's marketing partners. Juno will pay ECC a percentage of all e-commerce and advertising revenue generated by the portal in proportion to ECC's contribution to Juno's overall subscriber base. In addition, free internet access CDs will be distributed by ECC, LCA and most of their marketing partners in an effort to increase Legal Club membership sales. Each marketing partner will be responsible for the expense of duplication and distribution of the CDs.

      NATIONAL ASSOCIATION OF NETWORKED ATTORNEYS - NANA

We are in the process of designing and building NANA, an Internet based attorney directory designed to refer full fee legal clients to attorneys who are listed with us. In addition, NANA provides such attorneys with a password protected intranet environment to interact with each other. In the intranet environment, listed attorneys are able to perform criterion searches to find other listed attorneys for business referrals. Free chat rooms and bulletin boards are provided as a means to contact other attorneys, post questions, and communicate special skills. NANA members receive a directory listing with a link to a personalized web page that NANA creates and hosts for each attorney. This web page features a photograph and all biographical and professional information provided by the attorney. All NANA members also receive 100 hours per month of free Internet access and unlimited E-mail, word processing and translation capabilities.

NANA attorneys may choose to become participating attorneys in the Legal Club. Those who do, receive a Gold Scale Membership listing. This means that the name of that attorney will sort to the top of any criteria search matching the attorney profile and that a Gold Scale insignia will appear next to such attorney's listing in the NANA directory. There is no criteria for Gold Scale membership other than participation in both NANA and the Legal Club.

MARKETING

We market our products through a combination of worksite enrollments, Internet marketing through our Web site (www.legalclub.com), direct/affinity marketing, infomercials and targeted advertising campaigns. In June 1999, we entered into marketing agreements with Worksite Solutions, Inc., the worksite marketing unit of AON Corporation and with Transamerica Assurance Company, the worksite marketing unit of Transamerica Life Companies. Under these and similar agreements with Willis Corroon, Century Business Systems and Trustmark/National Worksite Benefits, these companies offer the Legal Club Plans as their exclusive legal services benefits. These entities market benefit plans to individuals and companies nationally, but may not have a legal services plan in their portfolio of products. By forming alliances with them, we can benefit from their existing relationships and marketing channels at a relatively low cost to us. Essentially, the sales forces of these entities have an added benefit they can offer--our legal services--to bundle together with their portfolio of employee benefit options. In certain cases, we have provided deep discounts to these organizations. We believe that a legal services program is an attractive benefit option offered by employers and is consistent with the growing national trend towards voluntary benefit plans such as supplemental life, health, vision and dental coverage. Typically, the Plan members make monthly payments through automatic payroll deductions. The Company does not pay any compensation pursuant to these agreements. However, the Company pays commissions to certain agents or companies when they sell our services to an employer group.

Legal Club's Web site, www.legalclub.com, features three distinct environments and houses a vast resource of tools and services, and over 3,000 links of interest, aimed at satisfying the legal needs of the consumer, the legal professional, and the authorized agents who market the Company's Plans. Our Internet strategy is to provide a long-term solution for the delivery of voluntary benefits to the workplace at a fraction of the cost of conventional methods.

We enroll members through the PassivePLUS(TM) Enrollment Process. Under thIs method , employees or members of an organization are enrolled in the Legal Club for a free 90-day trial. Upon the expiration of the free trial period, the member may cancel his or her membership at no cost. If the member does not cancel his or her membership, it automatically renews and is paid through automatic payroll deductions.

Affinity marketers, entities who market to affinity organizations, and direct marketers buy products and services in bulk from providers and then offer them through direct marketing campaigns to members at discounted rates. Most of Legal Club's 700,000 members were sold our Plans at a reduced fee through direct marketing as part of the Company's first major marketing program. Legal Club has developed strategic relationships with large direct marketing companies, such as Protective Life Corporation and Coverdell & Co., major banks, and affinity-based organizations (consisting of large groups of individuals who pay a fee to be part of a large association), such as MemberWorks Inc. and Purchase Power. Legal Club enables these direct marketing organizations to offer the Company's Plans to millions of credit card and bank customers in their member databases.

We are striving to establish relationships with a number of state bar associations in an attempt to have them add NANA as one of the benefits offered to their members. NANA also utilizes the Internet daily to communicate with over 500 legal news groups and is registered with various search engines.

Einstein Computer Corp. is marketing its program through Legal Club's current distribution network of agents and brokers as well as trade shows and advertising directed to corporate human resource departments. These agents and brokers are trained by the Company's marketing management and subsequently approach their corporate clients with the Einstein concept. The Company pays commissions based upon each computer sold through these agents and brokers. The Company is exploring joint distribution arrangements whereby marketing partners may receive certain distribution rights in exchange for financial or other consideration.

THE INDUSTRY

According to the American Bar Association, many Americans are unable to afford the costs of basic legal assistance, primarily because the average hourly rate for a partner attorney is about $218. In order to accommodate this need for affordable, legal services, various models have arisen. Legal service plans were first developed in the United States in the late 1960's. Since then, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. The American Bar Association estimates that more than seven million people call legal referral services each year looking for qualified attorneys to represent them. According to estimates developed by the National Resource Center for Consumers of Legal Services, published in their February 1998 Legal Plan Letter ("Legal Plan Letter"), there were 4 million Americans entitled to services through at least one legal service plan in 1981, 15 million in 1985, 58 million in 1990, 98 million in 1996 and 105 million in 1997.

Legal service plans are offered through various organizations and are distinguishable based on various characteristics. These characteristics include insurance vs. non insurance plans, whether there is a direct cost to the member, whether there is a sponsor and, if so, whether there is a direct cost to the sponsor, as well as the range and variety of services offered. According to the Legal Plan Letter, the following are examples of the most commonly used plans:

          o Member plans. These generally provide limited benefits on an automatic enrollment basis without any direct cost to the individual user. Labor unions, elder hotlines and the National Education Association are the largest sponsors of member plans.

          o Employment Based Plans. These are generally offered by medium to large employers and can include legal referral and consultation. Enrollment types can be automatic or voluntary with varying costs to the member.

          o Military Plans. These are automatic enrollment plans with no cost to the member.

COMPETITION

The market for the Company's services is evolving and growing rapidly. Competition can be expected to intensify as the market grows, technology further develops and the need for legal services increases. There are generally no significant barriers to entry. The Company believes that the principal competitive factors for companies seeking to enter the industry are brand recognition, ease of use and accessibility, range of services, price, quality and reliability of services and strength of marketing and distribution channels. The Company believes it competes successfully on most of these bases.
Our primary competitors, which are insurance and member plans, are Pre-Paid Legal Services, Inc., the Hyatt Legal Plans, the ARAG plans (formerly known as Midwest Legal Plans), Law Phone, and the Signature Legal Plan. Pre-Paid Legal Services, our largest competitor, is a publicly traded insurance company that markets its products through a multi-level scheme, offering enumerated services for designated annual payments. We believe we have a competitive advantage over Pre-Paid because we believe our services are not insurance products and thus not subject to insurance regulation. See "Regulation" below.

The Hyatt and ARAG plans cover limited services for a limited number of hours of service. The employee is responsible for paying for any additional time expended at the attorney's regular hourly rates. Law Phone provides unlimited telephone consultations for a fee of $10.00 per month. Limited in-person visitation and additional discounted visits are also covered. The Signature Legal Plan is also an insurance product with coverage that varies from state to state.

While we compete with the various types of legal service providers listed above, we feel that our service presents a number of important competitive advantages to a potential member. There are no restrictions regarding eligibility and no waiting period for access to the services. Once a member, there are no limitations or exclusions based on pre-existing conditions, and no increase in our membership fees as a result of a high volume of usage of the services by the member. Since our services are not set up to provide insurance, and because our revenues are based on initial and continuing membership fees, increased usage by the members does not reduce our revenues or profits. Also, by limiting our role to providing referral services, we believe that we materially reduce our exposure to any liabilities that may arise from or as a result of services provided by our participating attorneys.

The competition for Einstein Computer Corp.'s products and services is intense, with many large, brand name companies vying for the consumer's computer dollars. Additionally, in the market place which the Company has identified as its target market - the worksite, several better capitalized companies such as PeoplePC and others are selling employer subsidized computers to employees. Einstein Computer Corp. believes that its payroll deduction and financing methodology is new to this marketplace and relatively unique. However, success in this marketplace may bring better financed competitors and manufacturers into direct competition with the Company, which may adversely affect the Company's business and financial results.

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, marketing and other resources than the Company. Such competitors may be able to devote greater resources to the development, promotion and sale of products and services which may adversely affect the Company's business and financial results.

REGULATION

      INSURANCE REGULATION

We do not provide any portion of our membership fees to the attorneys participating in the Legal Club network. We also do not receive any fees from the attorneys for referring the members to them. We do not insure our customers against any risk. As a result, we believe that we are not subject to regulation as an insurer. However, the Florida Department of Insurance has asserted that we should be regulated as legal expense insurer. We contested this position and received a favorable order from the State of Florida Division of Administrative Hearings stating that our company, as currently conducting business, is not subject to regulation by the Department of Insurance as a legal expense insurer. The Florida Department of Insurance recently refused to follow this determination, and we are now contesting their conclusion that we should be regulated as an insurance company in the Florida Courts. Regardless of the outcome of Florida's determination, any other state or government agency could assert (and prevail in asserting) that we should be regulated in some manner, which if it were to occur, could have a material adverse impact on our financial condition.

      LEGAL REGULATION

Since we do not practice law or provide legal advice to our members, we do not believe that we fall under the purview of regulations governing attorneys. There is no fee sharing of any kind between us and the referral attorney. Nor do we believe that any of our services are in conflict with any regulations affecting lawyers. We have not, however, sought a legal opinion from an attorney regarding whether our services are in conflict with any bar association rules or regulations. We require our participating attorneys to comply with applicable regulations and ethical codes and we perform monitoring procedures to seek to ensure compliance.

The Florida Bar advised us in 1994 that we were subject to reporting requirements as a private referral service under Rule 4-7.8 of the Rules Regulating the Florida Bar. From 1994 through 1998 the Company filed all quarterly reports as required. Early 1999, The Florida Bar removed the Company from its list of private lawyer referral services at the urging of the Florida Department of Insurance. Since that time, the Company has not been required by the Florida Bar to file any reports.

EMPLOYEES

We have a total of 32 employees, all of whom are full time. They are assigned as follows: 5 are in management, 7 are in sales and marketing, and 20 are in operations. None of the employees belong to a union. We believe that our employee relationships are excellent.


ITEM 2. DESCRIPTION OF PROPERTY

We rent approximately 14,186 square feet of office space in a building in Sunrise, Florida. The lease commenced on July 1, 1999, and is for a term of seven years. The total payment for the remainder of the lease term is approximately $1,763,000. As of June 30, 2000, we also had three regional sales offices located in Tampa, Chicago and New York. There is only one employee in each regional sales office at this time.

ITEM 3. LEGAL PROCEEDINGS

The Company filed an action styled LegalClub.com, Inc. v. Bernstein in August 1999 in the Broward County Circuit Court. This action involved the Company's claims to rescind certain stock issuance's to Bernstein, and claims for slander and various filed and threatened counterclaims from Mr. Bernstein for alleged back compensation and other matters. After preliminary proceedings in the case, the parties entered into a stipulated settlement in April 2000. The settlement requires payments to Mr. Bernstein of $100,000 in cash, paid in April 2000, and $80,000 on deferred terms, imposes certain restrictions on the timing of Mr. Bernstein's sales of Company's stock, and provides that the parties will refrain from disparaging comments concerning each other. Recently, a dispute arouse regarding one of the deferred payments, and under the terms of the settlement, Bernstein received a default judgment for $400,000 against the Company. The Company intends to vigorously contest this judgment, and has sought and obtained a hearing on its motion to vacate the same in November 2000.

An action styled Merin, Hunter, Codman, Inc. v. Legal Club of America Corp. was filed in September 1999, in the Broward County Circuit Court, in which Merin, Hunter, Codman Inc. sought to recover brokerage commissions allegedly due to it in connection with the Company's search for premises to lease as its headquarters. The Company filed a motion for a judgement on the pleadings. The Court granted the Company's motion. As such, the Company successfully defended its actions and the case is now closed.

In 1997, the Company received a letter from the Florida Department of Insurance stating that the Company should be regulated as a legal expense insurer despite the Department's 1994 findings that the Company is not such an insurer. The Company contested this change of the Department's position and recently received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that (1) our Company, as currently conducting business, is not subject to regulation by the Department of Insurance as a legal expense insurer and (2) even if the Department found that we were a legal expense insurer, that we would be exempt from any regulation due to the fact that we are a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. The Department rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer anyway. The Company has appealed the Department's final order and the matter is currently pending in the First District Court of Appeals. A favorable ruling by the First District Court of Appeals may allow for the potential reimbursement of certain attorney's fees and costs associated with defending the Company's position. The ultimate determination in Florida would not preclude any other state or government agency from taking the position that the Company should be regulated in such a manner. If we lose our appeal to the Florida Courts, or another state seeks to regulate us, this could have a material adverse impact on the Company's financial condition

From time to time, the Company is exposed to claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such outstanding issues will be resolved without further impairing the financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders of the Company during the quarter ended June 30, 2000.

PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol LEGL.

MARKET PRICE OF COMMON STOCK. The following bid quotations have been reported for the period beginning December 14, 1998, when the Company's common stock commenced trading on the OTC Bulletin Board.

                                                           BID PRICES
                                                     ----------------------
                           PERIOD                    HIGH             LOW
              --------------------------------       -----           ------
              Quarter Ended June 30, 2000            $3.50           $0.56

              Quarter Ended March 31, 2000            3.50            2.75

              Quarter Ended December 31, 1999         4.25            3.06

              Quarter Ended September 30, 1999        4.19            2.63

              Quarter Ended June 30, 1999             4.75            3.50

              Quarter Ended March 31, 1999            6.50            2.75

              Quarter Ended December 31, 1998         3.13            2.75


Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of August 31, 2000, there were 492 holders of record of the Company's common stock and 19,011,594 shares issued and outstanding. As of the same date, there were 3 holders of the Company's Series A Preferred Stock and 27,778 shares outstanding, and 12 holders of the Company's Series B Preferred Stock and 12,160 shares outstanding. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

Of the 19,011,594 shares of outstanding common stock, 16,479,856 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. The holders of the Company's restricted securities became eligible to sell under Rule 144 on May 2, 2000. These sales have had a substantial adverse effect on the market price of the Company's securities.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

DIVIDENDS. The Company has not paid any dividends to its shareholders for any class of stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition.


RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK. During the year ended June 30,2000, 250,000 shares of common stock were sold in a private placement, at $1.00 per share, for an aggregate offering price of $250,000. During the year ended June 30, 2000, 91,572 shares of common stock were issued to current and former employees and consultants as compensation for services performed, for a total consideration of $117,000, or $1.28 per share, and 56,553 shares of common stock were issued to various private investors to convert existing long-term debt and related accrued interest, for a total consideration of $156,000, or $2.76 per share. These securities were sold to private and institutional investors in reliance on Rule 506 of rules and regulations promulgated under the Securities Act of 1933, as amended.

During the fiscal year ended June 30, 1999, we sold 5,649,689 shares of our common stock. Of this total issuance, 5,438,149 shares were issued at an average price per share of $0.39, for an aggregate offering price of $2,124,000, of which 1,200,542 common shares were issued at an average price per share of $0.38, with warrants, convertible in less than a year, to acquire 1,050,000 additional common shares. The warrants were valued at $0.05 each and were comprised of 650,000 warrants to purchase common stock at $0.90 per share and 400,000 to purchase common stock at $2.00 per share. During the fiscal year ended June 30, 1999, 211,540 shares were used to convert existing long-term debt and related accrued interest to various private investors for a total consideration of $634,000 or $3.00 per share. These securities were sold to private and institutional investors in reliance on Rule 506 of rules and regulations promulgated under the Securities Act of 1933, as amended.

During the fiscal year ended June 30, 1998, we sold or issued 5,527,525 shares of our common stock. Of this total issuance, 3,376,211 shares were issued at an average price per share of $0.23, for an aggregate offering price of $769,000, 902,139 shares were issued as compensation for services performed by our employees and external consultants for a total consideration of $298,000 or $0.33 per share; 1,200,000 shares were issued to our officers under subscription agreements at $0.33 per share, for a total consideration of $396,000, and 49,175 shares were used to convert existing long-term debt and related accrued interest to various private investors for a total consideration of $116,000 or $2.36 per share. These securities were sold to private and institutional investors in reliance on Rule 506.

SERIES A CONVERTIBLE PREFERRED STOCK. In February 1999, we sold 27,778 shares of our Series A Convertible Preferred Stock, which are convertible into 2,777,800 shares of our common stock. The aggregate offering price was $2,500,000. These securities were sold to accredited private and institutional investors in reliance on Rule 506.

SERIES B CONVERTIBLE PREFERRED STOCK. During the year ended June 30, 2000, the Company sold 12,160 shares of the Series B Convertible Preferred Stock (Series B stock), at $250 per share, for a total consideration of $3,040,000. Each share of Series B stock is convertible into 100 shares of our common stock, or $2.50 per share. These securities were sold to accredited private and institutional investors in reliance on Rule 506. In connection with the Series B stock offering, the Company issued warrants for the purchase of 390,000 shares of common stock to institutional investors and 5,600 warrants were issued to brokers authorized to participate in the offering. Brokers authorized to participate in the Series B stock offering were entitled to receive warrants to purchase 10% of the common stock equivalent shares placed by the broker, at a per share price equal to 125% of the price paid by the investors in the offering, and a 10% fee.

WARRANTS. As of June 30, 2000, immediately exercisable warrants to purchase 1,595,600 shares of our common stock were outstanding. Some of the terms of the outstanding warrants granted in the completed fiscal years are as follows:

      FISCAL YEAR ENDED JUNE 30, 2000

During fiscal 2000, the Company issued warrants for 545,600 shares at an exercise price varying from $2.50 to $10.00 per share to non-employee investors as part of their investment consideration. The exercise prices were arrived at through arms-length negotiations with the warrant holders. The warrants have contractual lives of two to five years. Since these warrants were issued with exercise prices at or above fair value, no book value was assigned to them at issuance.

o    100,000 warrants are exercisable for $3.00 per share and expire on April 1,
             2005
o     50,000 warrants are exercisable for $2.50 per share and expire on March 1,
             2002
o    130,000 warrants are exercisable for $5.00 per share and expire on January
             17, 2004
o    130,000 warrants are exercisable for $7.50 per share and expire on January
             17, 2004
o    130,000 warrants are exercisable for $10.00 per share and expire January
             17, 2004
o      5,600 warrants are exercisable for $2.75 per share and expire on January
             17, 2004

Holders of the warrants have "piggyback" registration rights in which they are entitled to include their shares in certain registration statements the Company may file.

The Company has granted the holder of certain warrants to purchase 390,000 shares of common stock, registration rights and conversion rights different than those described above. The terms of these warrants require the Company to file a registration statement with respect to the warrant shares, provided that at least 50% of the warrant holders request the Company to do so. The Company is not obligated to take any action on such request if the Company certifies that such a registration statement would be detrimental to the Company. The holder of these warrants also has "piggyback" registration rights that are the same as those of the other warrant holders described above. Finally, this warrant is convertible into shares of common stock at any time at the option of the holder.

      FISCAL YEAR ENDED JUNE 30, 1999

During fiscal 1999, the Company issued warrants for 1,050,000 shares at an exercise price varying from $0.90 to $2 per share to non-employee investors as part of their investment consideration. The exercise prices were arrived at through arms-length negotiations with the warrant holders. The warrants have contractual lives of four to ten years. Since these warrants were issued with exercise prices at or above fair value, no book value was assigned to them at issuance.

o    300,000 warrants are exercisable for $.90 per share and expire on December
             31, 2003
o     50,000 warrants are exercisable for $.90 per share and expire on December
             31, 2003
o    300,000 warrants are exercisable for $.90 per share and expire on February
             12, 2009
o    300,000 warrants are exercisable for $2.00 per share and expire on August
             1, 2009
o    100,000 warrants are exercisable for $2.00 per share and expire on December
             31, 2003

Holders of the warrants have "piggyback" registration rights in which they are entitled to include their shares in certain registration statements the Company may file, provided that holders of at least 10,000 shares request such registration. In addition, the managing underwriter of any offering, if any, has the right to limit the number of shares proposed to be included in the registration.

If, by December 31, 2000, the Company does not have an effective registration statement outstanding that includes the warrant shares, and such registration statement has not remained effective for at least 90 days prior to the expiration date of the warrant (or 180 days if the registration statement is on Form S-3), the holders of the warrants may convert the warrants into shares of common stock.

The Company has granted the holder of certain warrants to purchase 300,000 shares of common stock registration rights and conversion rights different than those described above. The terms of these warrants require the Company to file a registration statement with respect to the warrant shares, provided that such registration is not required prior to the earlier of (i) December 31, 2001 or
(ii) eighteen (18) months after the date the Company becomes subject to the reporting requirements of the Exchange Act. The holder of these warrants also has "piggyback" registration rights that are the same as those of the other warrant holders described above. Finally, this warrant is convertible into shares of common stock at any time at the option of the holder.

The Company will bear all expenses (other than underwriting discounts and sales commissions) incurred by the Company in connection with any such registration statement.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 2000 AND 1999

The Company reported a net loss of $4,519,000 or $0.24 per basic and diluted common share, for the year ended June 30, 2000, compared to a net loss of $2,842,000 or $0.18 per basic and diluted common share in 1999. The increase in net loss for fiscal year 2000 is attributable to the continued costs associated with the development of infrastructure, as well as increased fulfillment costs required to service membership growth.

Membership revenue during fiscal year 2000 was $2,071,000 compared with $935,000 during the same period in 1999, an increase of 121.3%. The increase in membership fee income during the year ended June 30, 2000 primarily reflects increased revenue sales of Legal Club benefits through employer groups, and, to a lesser extent, from direct marketing sales and infomercial sales. During fiscal year 2000, membership revenue from employer groups increased 181.3%, to $1,350,000, from $480,000 in 1999. During this same period, revenues from direct marketing increased to $433,000 from $0 in 1999. These increases were offset in part by a $164,000 decline in infomercial sales during this same period, because the Company discontinued these sales in November 1999 in order to improve the effectiveness of the infomercial presentation.

The increase in fee income from memberships was more than offset by higher operating expenses, which totaled $6,606,000 for the year ended June 30 2000, compared with $3,782,000 during the comparable period in 1999. The increase in operating expenses primarily reflects higher compensation and employee benefits, general and administrative expenses and start up expenses for Einstein Computer Corporation, with lesser increases in occupancy and depreciation and amortization expense.

Compensation and employee benefits increased $1,398,000, or 103.3%, to $2,751,000, in fiscal year 2000, compared with the same period in 1999. This increase related primarily to the hiring of technical, sales and management personnel to market and service customers, continue to develop operations and manage the Company's existing and anticipated business growth, as well as higher costs associated with improved employee benefits. The increase also reflects the costs associated with an increase in the number regional offices in the 2000 period compared to the 1999 period. Additionally, during the year ended June 30, 2000, the Company issued 91,572 shares, valued at $117,000, as compensation to current and former employees and consultants.

Advertising and marketing costs were relatively constant at $1,052,000 during fiscal year 2000, a 4.7% decrease compared with $1,104,000 during fiscal year 1999. The decrease during 2000 was attributable to a $294,000, or 31.7%, decrease in infomercial television placements and production costs associated with developing the infomercials, offset by almost the same amount of advertising and promotional expenses incurred for the Company's other marketing methods.

Professional fees decreased $75,000, or 12.0%, during fiscal year 2000, to $552,000 from $627,000 in fiscal year 1999. This decrease primarily reflects a $156,000 reduction in financial advisor fees, partially offset by increases of $69,000 and $18,000 for legal and accounting services, respectively, primarily associated with the Company's registration and quarterly filings as a public company. During the year ended June 30, 2000, the Company incurred $180,000 to settle a legal matter.

General and administrative expenses amounted to $1,517,000 during the year ended June 30, 2000, an increase of 146.3%, compared with $616,000 during the same period in 1999. The increase in fiscal year 2000, compared with 1999 was due to higher (1) commissions costs, (2) fulfillment, postage and printing costs and
(3) travel expenses. Commissions paid to agents increased $234,000 as a result of the increased penetration. Fulfillment, postage and printing costs increased $226,000, or 125.7%, due to higher production and mailing costs associated with enrollment kits provided to new members. The increase in travel expense was attributable to the efforts required to train new brokers and agents, as well as travel attributable to capital raises effectuated during fiscal year 2000. In the fourth quarter of fiscal year 2000, the Company launched Einstein Computer Corporation. Start up expenses for this line of business amounted to approximately $75,000 in fiscal 2000, with no comparable expense in the prior year.

Occupancy expenses increased $275,000, or 491.1%, to $331,000, during the year ended June 30, 2000 from $56,000 during the comparable period in 1999 due to higher office space costs. This is primarily due to the Company moving to its new headquarters in Sunrise, Florida during August 1999, and opening regional sales offices in Chicago and New York City.

Depreciation and amortization expenses amounted to $106,000 in fiscal year 2000, compared with $26,000 for the comparable period in 1999, a 307.7% increase. As a result of the increase in the infrastructure required to service the customer base growth during the year ended June 30, 2000, the Company purchased office furniture and equipment and entered into capital leases for office and computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 2000

Net cash used in operating activities was $4,125,000 for the year ended June 30, 2000, compared to $2,631,000 for the comparable period in 1999. The increase of $1,494,000 in net cash used in operating activities resulted primarily from a $1,677,000 increase in the net loss.

Cash flows used for investing activities increased $112,000 in fiscal year 2000 compared to 1999. This was due to the acquisition of additional computer equipment and furniture to enable us to service the increased customer base. Management believes that additional purchases of computer equipment, software and leasehold improvements over the next twelve months will not be material.

Cash flows provided by financing activities were $2,901,000 for the year ended June 30, 2000, compared to $4,600,000 for the same period in 1999. This decrease was primarily due to lower proceeds from sales of equity securities during fiscal year 2000. During fiscal year 2000, 250,000 shares of common stock were sold for $250,000 and 12,160 shares of Series B convertible preferred stock were sold for $3,040,000. During the comparable period in 1999, 5,438,149 shares of Common stock were sold for $2,123,000 and 27,778 shares of Series A convertible preferred stock were sold for $2,500,000. Additionally, during fiscal year 2000, the Company repaid $262,000 of long-term debt and placed $177,000 in escrow securing letters of credit relating to office space lease and equipment leases. During the same period in 1999, $98,000 of long-term debt was repaid.

The Company has incurred losses since its inception, and it continues to require additional capital to fund operations and development. In September 2000, the Company raised $152,000 through a private placement of convertible debt. The notes bear interest at 25% per annum, maturing in one year. Upon maturity, the notes and accrued interest are convertible into common stock at $0.50 per share.

The Company recently launched Einstein Computer Corporation to leverage its distribution network of employee benefit agents to market computer systems to employees at the worksite using payroll deduction as the consumer payment methodology. The Company has shipped computers under an initial purchase and financing arrangement, and is in the process of seeking to complete additional financing arrangements for this new business line. Such additional financing being sought include manufacture financing or a line of credit under which the Company may grant consumers credit to purchase a computer. In connection with this line of business the Company has executed a distribution agreement with IBM and is in discussion with other major computer manufacturers to distribute their machines as well.

Management intends to generate the necessary capital to operate for the next twelve months by achieving break even cash flow from operations and subsequent profitability, and if required, selling common or preferred shares or convertible debt to qualified investors in private placements. Unless the Company is successful in its efforts to achieve break even and subsequent profitability and raising capital through private investors, management believes that the Company may not be able to continue operations for the next twelve months. The Company has put a plan into effect to achieve profitability in fiscal year 2001; however, there are no assurances that the Company will be able to successfully achieve the plan.

On October 27, 1999, the Company obtained a $50,000 six-month term loan at a 7% annual interest rate from Jason Krouse, the Company's Executive Vice President of Sales. The loan and interest were due and payable in April 2000. At June 30, 2000, the amount outstanding on this loan was $45,000 although the Company has received from time to time related party loans in the past, there is no assurance that shareholders would be willing to make such loans in the future.

Brett Merl, the Company's Chairman of the Board and Chief Executive Officer and Jason Krouse, the Company's Executive Vice President of Sales, have subscriptions for a total of 396,000 shares of common stock. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. The Company does not expect the subscriptions receivable to be paid in the near future, although Mr. Merl and Mr. Krouse have indicated the notes will be satisfied. Accrued interest on these notes is expected to be satisfied when the notes are satisfied.

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $196,000 at June 30, 2000. These debt agreements have various maturities from 1998 through April 2000. Principal and accrued interest, at annual rates ranging from 7% to 15%, and on term loans, an additional interest payment equal to 20% of the principal amount, are currently in default. Management will continue its attempt to convert the remaining $127,000 principal amount of term loans to common stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. Should debt holders be able to accelerate repayment of amounts in default, there is no assurance that the Company could pay such amounts without adversely impacting operations.

FORWARD LOOKING STATEMENTS

The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements.

These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where the Company does business, and the outcome of the pending proceedings in Florida courts regarding the insurance regulations of the State of Florida; (b) the effectiveness of the Company's marketing strategies to significantly grow membership and launch its new computer business; (c) the ability to of the Company to manage operations effectively to service the growth; (d) the Company's ability to recruit and retain key executives and personnel concurrent with its growth; (e) the ability of the Company to obtain additional financing as required, and in particular, obtaining third party financing for the Company's Einstein Computer subsidiary's operations; (f) general competitive conditions in the industry; (g) rapid technological changes, including the evolution of the Internet, and (h) changes in economic conditions. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 7.

                                                                         PAGE
                                                                         ----

INDEPENDENT AUDITORS' REPORT                                              16

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet as of June 30, 2000                      17

      Consolidated Statements of Operations for the Years                 18
      Ended June 30, 2000 and 1999

      Consolidated Statements of Cash Flows for the Years                 19
      Ended June 30, 2000 and 1999

      Consolidated Statements of Stockholders' Equity                     20
      (Deficit) for the Years Ended June 30, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              21 - 31

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Legal Club of America Corporation

We have audited the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (collectively, the "Company") as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's accumulated deficit and continuing losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ AHEARN, JASCO + COMPANY, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
September 19, 2000

               LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    277,000
  Restricted cash                                                                177,000
  Accounts receivable                                                            244,000
  Prepaid expenses                                                                27,000
  Advances and other assets                                                       70,000
                                                                            ------------

           TOTAL CURRENT ASSETS                                                  795,000

PROPERTY AND EQUIPMENT, net                                                      567,000

OTHER ASSETS                                                                      14,000
                                                                            ------------

           TOTAL                                                            $  1,376,000
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                         $    667,000
   Current portion of long-term debt and capital leases                          382,000
   Interest payable                                                              123,000
   Deferred revenues                                                              47,000
  Accrued commissions on Series B preferred stock                                194,000
  Accrued legal settlement                                                        80,000
  Other accrued expenses and liabilities                                         270,000
                                                                            ------------

           TOTAL CURRENT LIABILITIES                                           1,763,000
                                                                            ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                          108,000
                                                                            ------------

TOTAL LIABILITIES                                                              1,871,000
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
     40,000 shares designated Series A;  27,778, issued and outstanding             --
     26,000 shares designated Series B;  12,160 issued and outstanding              --
   Common stock, $0.0001 par value; 50,000,000 shares
     authorized; 19,011,594 shares issued and outstanding                          2,000
   Additional paid-in capital                                                 11,712,000
   Deficit                                                                   (11,753,000)
   Stock subscriptions, including interest receivable                           (456,000)
                                                                            ------------

           STOCKHOLDERS' DEFICIT, NET                                           (495,000)
                                                                            ------------

           TOTAL                                                            $  1,376,000
                                                                            ============

See notes to the consolidated financial statements.

               LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                      2000            1999
                                                  ------------    ------------

REVENUES:
   Membership fee income                          $  2,071,000    $    935,000
                                                  ------------    ------------

OPERATING EXPENSES:
    Compensation and employee benefits               2,751,000       1,353,000
    Services performed for common stock                117,000            --
   Advertising and marketing                         1,052,000       1,104,000
    Professional fees                                  552,000         627,000
   Office, administrative, and general               1,517,000         616,000
    Legal settlement                                   180,000            --
   Occupancy                                           331,000          56,000
   Depreciation and amortization                       106,000          26,000
                                                  ------------    ------------

          TOTAL OPERATING EXPENSES                   6,606,000       3,782,000
                                                  ------------    ------------

          LOSS FROM OPERATIONS                      (4,535,000)     (2,847,000)
                                                  ------------    ------------

OTHER INCOME (EXPENSE):
   Other income                                         81,000          67,000
   Interest expense                                    (65,000)        (62,000)
                                                  ------------    ------------

          OTHER, NET                                    16,000           5,000
                                                  ------------    ------------

          NET LOSS                                $ (4,519,000)   $ (2,842,000)
                                                  ============    ============


LOSS PER COMMON SHARE:
     Basic and diluted                            $      (0.24)   $      (0.18)
                                                  ============    ============

     Weighted average common shares outstanding     18,717,802      15,784,768
                                                  ============    ============


See notes to the consolidated financial statements.

                        LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                             2000             1999
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(4,519,000)     $(2,842,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                           106,000           26,000
      Interest due from shareholders                                          (23,000)         (24,000)
      Services performed for common stock                                     117,000             --
      Legal settlement                                                        180,000             --
      Changes in certain assets and liabilities:
         Accounts receivable                                                 (244,000)            --
         Prepaid expenses                                                      59,000          (71,000)
         Advances and other assets                                            (40,000)         (23,000)
         Interest payable                                                      27,000          (49,000)
         Commissions on Series B preferred stock                              194,000             --
         Accounts payable and accrued liabilities                              70,000          266,000
         Deferred revenues                                                    (52,000)          86,000
                                                                          -----------      -----------

          NET CASH USED IN OPERATING ACTIVITIES                            (4,125,000)      (2,631,000)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                  (300,000)        (188,000)
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash                                                           (177,000)            --
   Proceeds from long-term debt                                                50,000           75,000
   Repayments of long-term debt and capital leases                           (262,000)         (98,000)
   Issuance of Series A preferred stock                                          --          2,500,000
   Issuance of Series B preferred stock                                     3,040,000             --
   Issuances of common stock                                                  250,000        2,123,000
                                                                          -----------      -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,901,000        4,600,000
                                                                          -----------      -----------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,524,000)       1,781,000

CASH AND CASH EQUIVALENTS, beginning of year                                1,801,000           20,000
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                    $   277,000      $ 1,801,000
                                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                            $    38,000      $    45,000
                                                                          ===========      ===========
      Income taxes                                                        $      --        $      --
                                                                          ===========      ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Capital leases entered into to acquire computer equipment             $   182,000      $      --
    Conversion of debt to common stock
          Long-term debt                                                       89,000          401,000
          Accrued interest payable                                             67,000          233,000
    Common stock issued as compensation to employees and consultants
          91,572 shares of common stock                                       117,000             --
    Capital contributed by shareholder for release of liability                  --            175,000

See notes to the consolidated financial statements.

                                   LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                                  Series A
                                                                     Common        Series A       Preferred      Series B
                                                     Common         Stock, at      Preferred      Stock, at      Preferred
                                                     Shares         par value       Shares        par value       Shares
                                                  ------------    ------------   ------------   ------------   ------------
STOCKHOLDERS' DEFICIT, June 30, 1998                11,055,372    $      1,000           --     $       --             --

Common stock issued at merger                        1,834,665
Common stock issued for the conversion
   of debt and accrued interest                        211,540            --             --             --             --
Issuance of common stock for cash                    5,438,149           1,000           --             --             --
Issuance of Series A preferred stock for cash             --              --           27,778           --             --
Capital contributed by shareholder
Accrued interest on subscription agreements
Net loss                                                  --              --             --             --             --
                                                  ------------    ------------   ------------   ------------   ------------

STOCKHOLDERS' EQUITY, June 30, 1999                 18,539,726           2,000         27,778           --             --

Common stock issued for the conversion
    of debt and accrued interest                        56,553
Issuance of common stock for cash                      250,000
Issuance of common stock for services performed         91,572
Cancellation of previously issued common stock         (89,920)
Issuance of common stock to complete prior year
    debt conversion                                    163,663
Accrued interest on subscription agreements
Issuance of Series B preferred stock for cash,
    net of expenses                                                                                                  12,160
Net loss
                                                  ------------    ------------   ------------   ------------   ------------

STOCKHOLDERS' DEFICIT,  June 30, 2000               19,011,594    $      2,000         27,778   $       --           12,160
                                                  ============    ============   ============   ============   ============

                                                   Series B                                                       Total
                                                   Preferred      Additional                       Stock       Stockholders'
                                                   Stock, at        Paid-in                    Subscriptions  Equity (Deficit),
                                                   par value        Capital        Deficit       Receivable          net
                                                  ------------   ------------   ------------    ------------    ------------
STOCKHOLDERS' DEFICIT, June 30, 1998              $       --     $  2,942,000   $ (4,392,000)   $   (409,000)   $ (1,858,000)

Common stock issued at merger                                                                                           --
Common stock issued for the conversion
   of debt and accrued interest                           --          634,000           --              --           634,000
Issuance of common stock for cash                         --        2,123,000           --              --         2,124,000
Issuance of Series A preferred stock for cash             --        2,500,000           --              --         2,500,000
Capital contributed by shareholder                                    175,000                                        175,000
Accrued interest on subscription agreements                                                          (24,000)        (24,000)
Net loss                                                  --             --       (2,842,000)           --        (2,842,000)
                                                  ------------   ------------   ------------    ------------    ------------

STOCKHOLDERS' EQUITY, June 30, 1999                       --        8,374,000     (7,234,000)       (433,000)        709,000

Common stock issued for the conversion
    of debt and accrued interest                                      156,000                                        156,000
Issuance of common stock for cash                                     250,000                                        250,000
Issuance of common stock for services performed                       117,000                                        117,000
Cancellation of previously issued common stock
Issuance of common stock to complete prior year
    debt conversion
Accrued interest on subscription agreements                                                          (23,000)        (23,000)
Issuance of Series B preferred stock for cash,
    net of expenses                                                 2,815,000                                      2,815,000
Net loss                                                                          (4,519,000)                     (4,519,000)
                                                  ------------   ------------   ------------    ------------    ------------

STOCKHOLDERS' DEFICIT,  June 30, 2000             $       --     $ 11,712,000   $(11,753,000)   $   (456,000)   $   (495,000)
                                                  ============   ============   ============    ============    ============

See notes to the consolidated financial statements.

                     LEGAL CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


NOTE 1-MERGER, ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MERGER

Legal Club of America Corporation resulted from the merger of And Justice for All, Inc. (d/b/a Legal Club of America) and Bird-Honomichl, Inc. ("BHI") on October 16, 1998. Immediately subsequent to the merger, approximately 87.57% of BHI was controlled by the former shareholders of AJFA. BHI was incorporated in Colorado on July 23, 1991. And Justice for All, Inc. ("AJFA") was incorporated in Florida on January 22, 1996. The operations of AJFA commenced on February 28, 1996; BHI was a non-operating entity prior to the merger.

The merger was treated as a purchase business acquisition of BHI by AJFA, (commonly called a reverse acquisition) and a re-capitalization of AJFA. AJFA is the acquirer for financial reporting purposes because the former stockholders of AJFA received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the former BHI stockholders. As a result of this accounting treatment, AJFA was re-capitalized for financial reporting purposes to reflect the authorized stock of the legal surviving entity.

Legal Club of America Corporation and its subsidiaries are collectively referred to as the "Company".

ORGANIZATION

Legal Club of America ("LCOA") offers memberships that provide a broad range of services to its subscribers. LCOA has established a network of over 12,000 attorneys in all 50 states, Puerto Rico, the US Virgin Islands and Singapore, who have contracted to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives fees for membership, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

During the quarter ended June 30, 2000, LCOA started to augment its distribution channels and provide additional benefits to employees at the worksite by marketing computer systems in addition to its legal plans. LCOA's newly formed subsidiary, Einstein Computer Corporation, ("Einstein") is entering into agreements to procure, distribute and externally finance computer systems, targeting people who do not yet own a home computer. Participating work site employees pay for the computer systems through automatic payroll deduction. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. The Company is arranging for third party financing of the computer to the employee.

GOING CONCERN CONSIDERATIONS. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. In addition, the Company is in default on certain of its debt agreements amounting to $196,000 at June 30, 2000. Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the issuance of common stock, preferred stock and debt pursuant to placements, and to obtain operating capital through revenue growth. See Note 11 for activities occurring subsequent to June 30, 2000. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statement will be materially affected.


SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At times, cash balances may be held at financial institutions in excess of federally insured limits.

RESTRICTED CASH. The Company has escrow deposits of $177,000 as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases. The escrow deposits have been classified on the balance sheet as restricted cash.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets or remaining terms of the capital leases. Expenditures for routine maintenance and repairs are charged to expense as incurred.

REVENUE RECOGNITION AND CREDIT RISKS - LCOA. In July 1999, LCOA started service to a new customer group, consisting of employees at the work site. Revenue from this service is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer-based services are recognized in the period the services are provided. The Company fully reserves for uncollected membership fees, as the predictability of their collection is highly uncertain. Collected membership fees, which are subject to refund, are recorded as deferred revenues.

ADVERTISING AND MARKETING. The costs of advertising, promotion, and marketing programs are charged to operations in the year incurred. Expenses for these programs totaled $1,052,000 and $1,104,000 for the years ended June 30, 2000 and 1999, respectively.

INCOME TAXES. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET LOSS PER COMMON SHARE. The Company adopted SFAS No. 128, "Earnings Per Share", which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants.

STOCK BASED COMPENSATION. In 1998, the Company implemented SFAS 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with the provision of SFAS No. 123, to account for stock based compensation under the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" and to disclose the general and pro-forma financial information required by SFAS No. 123.

For transactions with other than employees, in which services were performed in exchange for stock, the transactions were recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever was more readily measurable.

STATEMENT OF COMPREHENSIVE INCOME. The Company adopted SFAS No. 130, "Reporting Comprehensive Income". A statement of comprehensive income has not been included in the financial statements, as the Company has no items of other comprehensive income.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters for fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year beginning July 1, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Cash, receivables, and accounts payable and accrued liabilities are reflected in the balance sheet at historical cost, which approximates fair value because of the short-term maturity of those instruments. The fair value of the Company's debt, except for the term loans, approximate their fair value. The term loans, which are in default, are not subject to fair value estimation because of their past due status.

RECLASSIFICATION. Certain amounts have been reclassified in the 1999 financial statements to conform with the 2000 presentation.


NOTE 2 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at June 30, 2000:

      Office equipment                                   $204,000
      Computer equipment                                  193,000
      Computer software                                   289,000
      Leasehold improvements                               22,000
                                                         --------
                Total cost                                708,000
      Less: Accumulated depreciation                      141,000
                                                         --------

                Property and equipment, net              $567,000
                                                         ========

Depreciation and amortization expense, which includes capital lease amortization, totaled $106,000 and $26,000 for the years ended June 30, 2000 and 1999, respectively.

During the year ended June 30, 2000, the Company entered into lease agreements classified as capital leases to lease certain office and computer equipment. Assets under capital leases are included above as follows:

      Office Equipment                 $ 109,000
      Computer Equipment                  73,000
                                       ---------
                                         182,000
      Accumulated amortization            24,000
                                       ---------
                                       $ 158,000
                                       =========


NOTE 3 - LONG-TERM OBLIGATIONS

At June 30, 2000, long-term debt and capital leases consist of the following:

      Term loans with various maturity dates through
      1998. Interest rates range from 12% to 15%
      plus an additional interest payment of 20% of
      the principal amount at maturity. Interest
      only is payable monthly during the terms of
      the loans                                                       $127,000

      Term loans from a shareholder with interest
      rates of 9% and 12%, with maturity dates on or
      before July 2000.                                                 46,000

      Capital leases with terms from three to five
      years, with imputed interest rates ranging
      from 9% to 22%                                                   153,000

      Term loan from a shareholder bearing interest
      at 7%, due April 2000                                             45,000

      Term loans refinanced during 1999:

            Payable in monthly installments of
            $5,000, including interest at a rate of
            6%, through September 2000                                  13,000

            Payable in monthly installments of
            $12,250, including interest at a rate of
            8%, through March 2001                                     106,000
                                                                  ------------
      Total long-term obligations                                      490,000
      Less:  Current portion                                           382,000
                                                                  ------------

      Long-term obligations, less current portion                     $108,000
                                                                  ============

Some of the term loans were refinanced during 1999 and are presented separately under refinanced loans. The total principal amount of debt is due within one year or is in default with respect to certain principal and interest payments and accordingly all debt has been classified as current.

During the year ended June 30, 2000, term notes totaling $89,000, and accrued interest payable on such notes of $67,000 were converted to 56,553 shares of the Company's common stock.

Interest expense for the years ended June 30, 2000 and 1999 totaled $65,000 and $62,000, respectively.

Maturities of capital lease obligations subsequent to June 30, 2000 are as follows:

            Years Ending June 30,
        ----------------------------
                     2001                $ 61,000
                     2002                  61,000
                     2003                  46,000
                     2004                  17,000
                                         --------
        Total minimum lease payments      185,000
        Less amounts representing
        interest                           32,000
                                         --------
        Present value of minimum
        lease payments                   $153,000
                                         ========

NOTE 4 - INCOME TAXES

Asummary of the provision for income taxes for the years ended June 30, 2000 and 1999 is as follows:

                                                  2000             1999
                                               -----------      -----------

      Currently payable                        $      --        $      --
      Deferred tax benefit                      (1,582,000)        (995,000)
      Less: Valuation allowance                  1,582,000          995,000
                                               -----------      -----------

                Provision for income taxes     $      --        $      --
                                               ===========      ===========

The Company's deferred tax asset consists of the following at June 30, 2000:

      Deferred tax asset:
      Available federal and state net
      operating loss carryover                            $ 3,447,000
      Less: Valuation allowance                            (3,447,000)
                                                          -----------

                                                          $      --
                                                          ===========

There are no significant deferred tax liabilities. The Company has used an estimated combined federal and state effective tax rate of 35% for all deferred tax computations.

The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For income tax purposes, through its June 30, 1999 tax returns, the Company has tax net operating loss carryovers ("NOL's") of approximately $5,607,000, expiring at various dates through 2014. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.

NOTE 5 - CAPITAL STOCK

The Company's authorized capital stock at June 30, 2000 consisted of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock, at a par value of $0.0001 per share. The board of directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the shareholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

During 1999, the Company amended its articles of incorporation to authorize the 1,000,000 preferred shares, and designated 40,000 of these preferred shares as "Series A Convertible Preferred Stock" (Series A stock). During 2000, the Company amended its articles of incorporation to designate 26,000 shares as "Series B Convertible Preferred Stock" (Series B stock).

COMMON STOCK

During the year ended June 30, 2000, the Company issued 250,000 shares of common stock for $250,000 cash pursuant to a Reg. D private placement offering, and 91,572 shares valued at $117,000 were issued as compensation to current and former employees and consultants. Terms notes totaling $89,000 and accrued interest payable on such notes of $67,000 were converted to 56,553 shares of the Company's common stock during the year. In 1999, the Company issued a total of 5,649,689 shares of its common stock under equity investment agreements, debt-to-equity conversion agreements and for cash pursuant to a Reg. D private placement offering, and issued 1,834,665 common shares pursuant to the merger.

SERIES A CONVERTIBLE PREFERRED STOCK

During the year ended June 30, 1999, the Company issued a total of 27,778 shares of its Series A stock for a cash payment of $2,500,000.

Holders of the Series A stock have the following rights and preferences and are subject to the following terms: (1) Right to convert each share of their Series A stock, at any time, into one hundred shares of common stock, subject to certain adjustments; (2) are entitled to receive dividends as and if declared by the board of directors on the common stock, and in such amount that such holders would have received had they converted their Series A stock to common stock on the record date; (3) have priority over the holders of the common stock in the event of a liquidation, dissolution or winding up; and (4) The holders are entitled to vote, as a class with the holders of the common stock, such number of votes as they would have been entitled to had they converted their Series A stock to common stock on the record date.

The Company has the right to redeem some or all of the Series A stock at any time after January 31, 2002 at a price of $90 per share, plus all accrued dividends, if any.

SERIES B CONVERTIBLE PREFERRED STOCK

During the year ended June 30, 2000, the Company sold 12,160 shares of the Series B stock through a private placement offering memorandum for gross proceeds of $3,040,000. There was approximately $225,000 of expenses and commissions associated with the issuance.

Holders of the Series B stock have the following rights and preferences and are subject to the following terms: (1) Right to convert each share of Series B stock into one hundred shares of common stock; (2) to receive dividends, if declared by the Company's Board of Directors on the common stock, (3) to vote, in each case as if the Series B stock had been converted to common stock on the record date, and (4) have a liquidation preference of $250 per share over the holders of common stock, but this preference is junior to the preference of the Company's Series A stock. All Series B stock converts to common stock in 2002, if not previously converted by the holders.

In connection with the Series B stock offering, the Company issued warrants for the purchase of 390,000 shares of common stock to institutional investors and 5,600 warrants were issued to brokers authorized to participate in the offering. Brokers authorized to participate in the Series B stock offering were entitled to receive warrants to purchase 10% of the common stock equivalent shares placed by the broker, at a per share price equal to 125% of the price paid by the investors in the offering, and a 10% fee. At June 30, there was $194,000 of broker fees to be paid.


NOTE 6 - STOCK OPTION PLAN AND WARRANTS

In 1997, the Company established a stock option plan (the "Plan") to issue more qualified stock options and incentive stock options to key employees and directors. The Plan expires on October 31, 2007. The Company has authorized and reserved 2,000,000 shares of its common stock for this Plan. Options are issued at prices not less than the market value at date of grant. Outstanding options, until fully vested, are contingent upon continued service.

As required by SFAS No. 123 pro forma disclosures of results of operations and earnings per share have been determined as if the Company had accounted for its stock option plan under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate of 6% and no dividend yield for the two years; volatility factors of the expected market price of the Company's common stock of 85% and 94%, respectively; and a weighted-average expected life of the option of
8.9 and 8 years, respectively. The weighted average fair values of the stock options were $0.90 at June 30, 2000 and $0.95 at June 30, 1999.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's net loss and net loss per share would have increased to the pro forma amounts for the years ended June 30, 2000 and 1999, as follows:

                                                 2000                1999
                                             ------------        ------------
   Net loss:
   As reported                               $(4,519,000)        $(2,842,000)
   Pro forma                                  (4,760,000)         (3,029,000)
   Net loss per share (basic and diluted)
   As reported                               $     (0.24)        $     (0.18)
   Pro forma                                       (0.25)              (0.19)

The pro forma amounts may not be representative of the effect on future reported net income and earnings per share that will result from the future granting of stock options, since future pro forma compensation expense may be allocated over the periods in which options become exercisable, and new option awards may be granted each year.

The Company's stock option activity is summarized as follows:

                                             Optioned    Weighted-Average
                                              Shares     Exercise Price
                                             ---------   ---------------

      Outstanding at June 30, 1998             275,000        $0.33

            Granted                            302,523         2.65
                                             ---------

      Outstanding at June 30, 1999             577,523         1.54
                                             ---------

           Granted                           1,353,663         1.14
           Cancelled / forfeited              (518,663)        0.56
                                             ---------

     Outstanding at June 30, 2000            1,412,523        $1.52
                                             =========       ======
     Exercisable at June 30, 2000              634,189        $1.97
                                             =========       ======

WARRANTS

During fiscal 1999, the Company issued warrants to purchase 1,050,000 shares of Common stock at prices varying from $0.90 to $2.00 per share, to private investors as part of their investment consideration. The warrants have contractual lives of four to ten years. Since these warrants were issued with exercise prices at or above fair value, no book value was assigned to them at issuance.

During the year ended June 30, 2000, the Company issued warrants to purchase 150,000 shares of Common stock at prices varying from $2.50 to $3.00 per share, to investment advisors. The warrants have contractual lives of two to five years. These warrants were issued with exercise prices at or above fair value and accordingly, no book value was assigned to them at issuance.

During the year ended June 30, 2000, the Company issued warrants to institutional investors, and to brokers authorized to participate in the Series B stock offering. The institutional investors were issued warrants for the purchase of 390,000 shares of common stock at prices varying from $5.00 to $10.00 per share. The brokers were entitled to receive 5,600 warrants to purchase 10% of the common stock equivalent shares placed by the broker, at a per share price equal to 125% of the price paid by the investors in the Series B stock offering. Since these warrants were issued at exercise prices above the price paid by investors in the Series B stock offering, no book value was assigned to them at issuance. These warrants will expire four years from issuance.


NOTE 7 - PENSION PLAN

Effective April 15, 1999, the Company commenced a 401(k) profit sharing plan covering substantially all employees gainfully employed as of April 15, 1999. Under the plan, employees are eligible to participate in the plan after completion of three months of service and reaching 21 years of age or older. The Company matches employee contributions at a rate of 25% of the contribution, up to a maximum of 6% of the employee's salary. Company contributions to the plan are vested over five years at a rate of 20% per year. Contributions by the Company for the years ended June 30, 2000 and 1999 were $11,000 and $1,000 respectively.

NOTE 8 - NET LOSS PER COMMON SHARE

For the years ended June 30, 2000 and 1999, basic and diluted weighted average common shares include only common shares outstanding since any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                         2000             1999
                                      -----------      -----------

        Common shares outstanding      19,011,594       18,539,726
        Effect of weighting              (293,792)      (2,754,958)
                                      -----------      -----------
        Weighted average common
        shares outstanding             18,717,802       15,784,768
                                      ===========      ===========

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the years ended June 30, 2000 and 1999 include the following:

                                      2000         1999
                                  -----------   -----------

        Common stock options        1,412,523       577,523
        Series A convertible        2,777,800     2,777,800
        preferred stock
        Series B convertible        1,216,000          --
        preferred stock
        Warrants relating to
        issuance of-
             Common stock           1,050,000     1,050,000
             Series B preferred       395,600          --
             Other                    150,000          --


NOTE 9 - RELATED PARTY TRANSACTIONS

In December 1997, the Company issued 1,200,000 shares of its common stock to three existing shareholders in exchange for subscription agreements totaling $396,000. The subscription agreements bear interest at 6%. On June 30, 1999, the subscription agreement of one of the shareholders was assumed by another shareholder, along with the ownership of the common shares, and the accrued interest obligation. Accrued interest due from the shareholders amounted to $60,000 and $37,000, respectively, at June 30, 2000 and 1999, with the balance due from shareholders for the subscription obligation, including accrued interest receivable, totaling $456,000 at June 30, 2000.

See Note 3 for description of term loans due shareholders. Interest expense on the term loans was $10,000 and $8,000 for the years ended June 30, 2000 and 1999, respectively. On October 28, 1998, a shareholder contributed a $175,000 obligation due to him to the capital of the Company.

In December 1999, the Compensation Committee approved, effective January 1, 2000, a new employment agreement for the Chief Executive Officer of the Company. The increase in compensation under the new employment agreement is being accrued during the period of service and is being deferred on the balance sheet. At June 30, 2000, accrued compensation relating to the agreement amounted to $28,000.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

At June 30, 2000, the Company had operating lease commitments of approximately $1,794,000, including leased space for its corporate office, which lease expires June 2006.

Future annual lease payments for non-cancelable operating leases are as follows:

        Twelve Months
         Ending June
             30,
        -------------
             2001                        $ 305,000
             2002                          291,000
             2003                          291,000
             2004                          296,000
             2005                          302,000
          Thereafter                       309,000
                                        ----------

                                        $1,794,000
                                        ==========

Payments under operating lease contracts were approximately $321,000 and $33,000 for the years ended June 30, 2000 and 1999, respectively.

LETTERS OF CREDIT

At June 30, 2000, the Company had letters of credit totaling $177,000, relating to the Company's office space lease and equipment leases. The letters of credit are collateralized by deposits held in escrow at a financial institution, and have one-year renewable terms. Management does not expect that any claims will be made against these financial instruments and therefore expects no material losses to result from these off-balance-sheet instruments.

LEGAL PROCEEDINGS

From time to time, the Company is exposed to claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such outstanding issues will be resolved without further impairing the financial condition of the Company.

The Company filed an action styled LegalClub.com, Inc. v. Bernstein in August 1999 in the Broward County Circuit Court. This action involved the Company's claims to rescind certain stock issuance's to Bernstein, and claims for slander and various filed and threatened counterclaims from Mr. Bernstein for alleged back compensation and other matters. After preliminary proceedings in the case, the parties entered into a stipulated settlement in April 2000. The settlement requires payments to Mr. Bernstein of $100,000 in cash, paid in April 2000, and $80,000 on deferred terms, imposes certain restrictions on the timing of Mr. Bernstein's sales of Company's stock, and provides that the parties will refrain from disparaging comments concerning each other. Recently, a dispute arouse regarding one of the deferred payments, and under the terms of the settlement, Bernstein received a default judgment for $400,000 against the Company. The Company intends to vigorously contest this judgment, and has sought and obtained a hearing on its motion to vacate the same in November 2000.

An action styled Merin, Hunter, Codman, Inc. v. Legal Club of America Corp. was filed in September 1999, in the Broward County Circuit Court, in which Merin, Hunter, Codman Inc. sought to recover brokerage commissions allegedly due to it in connection with the Company's search for premises to lease as its headquarters. The Company filed a motion for a judgement on the pleadings. The Court granted the Company's motion. As such, the Company successfully defended its actions and the case is now closed.

In 1997, the Company received a letter from the Florida Department of Insurance stating that the Company should be regulated as a legal expense insurer despite the Department's 1994 findings that the Company is not such an insurer. The Company contested this change of the Department's position and recently received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that ( 1) our Company, as currently conducting business, is not subject to regulation by the Department of Insurance as a legal expense insurer and (2) even if the Department found that we were a legal expense insurer, that we would be exempt from any regulation due to the fact that we are a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. The Department rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer anyway. The Company has appealed the Department's final order and the matter is currently pending in the First District Court of Appeals. A favorable ruling by the First District Court of Appeals may allow for the potential reimbursement of certain attorney's fees and costs associated with defending the Company's position. The ultimate determination in Florida would not preclude any other state or government agency from taking the position that the Company should be regulated in such a manner. If we lose our appeal to the Florida Courts, or another state seeks to regulate us, this could have a material adverse impact on the Company's financial condition


NOTE 11 - SUBSEQUENT EVENTS

In August 2000, the Company issued to marketing partners, warrants to purchase 200,000 shares of common stock with exercise prices varying from $1.00 to $3.00 per share. The warrants have contractual lives of one to six years and the exercise of the warrants is contingent on sales targets. These warrants were issued with exercise prices above the fair value of the Company's common stock.

In September 2000, the Company raised $152,000 through a private placement of convertible debt to accredited investors. The notes bear interest at 25% per annum, maturing in one year. Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. Additionally, the Company granted the note holders, 76,000 warrants at an exercise price of $0.50 per share, to purchase common shares up to five years after the original investment date. The fair value of the Company's common stock at the date of issuance of the convertible debt was below $0.50 per share. Brokers authorized by the Company, who participated in the private placement of convertible debt, are entitled to receive 7,600 warrants at $0.50 to purchase an equivalent number of common shares, in addition to a fee of 10% of the proceeds raised.

The Company recently launched Einstein. Einstein, leveraging the Company's distribution network of independent agents, markets computer systems to employees at the worksite using payroll deduction as the consumer payment methodology. Subsequent to June 30, 2000, the Company has shipped computers under an initial purchase and financing arrangement, and is in the process of completing additional financing arrangements associated with this distribution method. Such additional financing considerations include manufacture financing or a line of credit under which the Company may grant consumers credit to purchase a computer. The Company has executed a distribution agreement with IBM and is in discussion with other major computer manufacturers to distribute their machines as well.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information with respect to executive officers and directors is incorporated herein by reference from the Company's definite Proxy Statement, which will be filed with the Securities and Exchange Commission.


      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Information concerning compliance with Section 16 (a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definite Proxy Statement, which will be filed with the Securities and Exchange Commission.


ITEM 10. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference from the Company's definite Proxy Statement, which will be filed with the Securities and Exchange Commission.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definite Proxy Statement, which will be filed with the Securities and Exchange Commission.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definite Proxy Statement, which will be filed with the Securities and Exchange Commission.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3(i) a. Articles of Amendment to the Articles of Incorporation of Bird Honomichl, Inc., dated November 20, 1998, are incorporated by reference to the Company's Form 10-SB filed November 18, 1999.


3(i) b. Articles of Amendment to Articles of Incorporation of Legal Club of America Corporation, dated December 30, 1999 are filed herein.


3(ii) Amended and Restated By-laws of Legal Club of America Corporation, dated March 1, 1999, are incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

4(a) 1997 Stock Option Plan, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

4(b) Form of Warrants, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(a) Employment Agreement for Brett Merl, dated as of December 1999, is filed herein.

10(b)       Agreement with Forum Marketing is filed herein.

10(c) Employment Agreement for Richard Campanaro is incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(d) Employment Agreement for Michael Samach is incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(e) Employment Agreement for Jason Krouse is incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(f) Agreement with Matt Cohen, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.


10(g) Media Placement Service Agreement with Fredericksen Television, Inc., incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(h) Campaign Management Services Agreement with Fredericksen Television, Inc., incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(i) Marketing Agreement with Protective Life Insurance Corporation, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(j) Lease dated June 8, 1999 with ACP Office I LLC, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 7. Financial Statements, Note 8, Net Loss per Share.

21          Subsidiaries of the Registrant is filed herein.

27          Financial Data Schedule is filed herein.

(B)  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEGAL CLUB OF AMERICA CORPORATION


Dated: September 26, 2000                   By: /s/ BRETT MERL
                                                -------------------------------
                                                Brett Merl, Chairman and
                                                Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Dated: September 26, 2000                   By: /s/ BRETT MERL
                                                -------------------------------
                                                Brett Merl, Chairman and
                                                Chief Executive Officer


Dated: September 26, 2000                   By: /s/ MICHAEL SAMACH
                                                -------------------------------
                                                Michael Samach, Chief Financial
                                                Officer


Dated: September 26, 2000                   By: /s/ ELVIE LAMAR WEBER
                                                -------------------------------
                                                Elvie Lamar Weber, Controller
                                                (Chief Accounting Officer)


Dated: September 26, 2000                       /s/ A. CLINTON ALLEN
                                                -------------------------------
                                                A. Clinton Allen, Director


Dated: September 26, 2000                       /s/ RONAL G. AGYPT
                                                -------------------------------
                                                Ronald G. Agypt, Director


Dated: September 26, 2000                       /s/ MATT COHEN
                                                -------------------------------
                                                Matt Cohen, Director

                           EXHIBITS TABLE OF CONTENTS
                           --------------------------

EXHIBIT NO.   DESCRIPTION
-----------   -----------

     3(i)b.   Articles of Amendment to Articles of Incorporation of
              Legal Club of America
    10(a)     Employment Agreement for Brett Merl, dated December 1999
    10(b)     Agreement with Forum Marketing
    21        Subsidiaries of Registrant
    27        Financial Data Schedule