Form 10KSB/A
period 2000-06-30
LEGAL CLUB OF AMERICA CORP
filed 2000-10-26
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  ------------

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

               Commission file number: 000-28193

                        Legal Club of America Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Colorado                                         84-1174969
---------------------------------                     ---------------------
  (State or other jurisdiction                            (IRS Employer
of Incorporation or Organization)                     Identification Number)


   1601 N. Harrison Pkwy., Suite 200
          Sunrise, Florida                                     33323
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (954) 267-0920
                           ---------------------------
                           (Issuer's Telephone Number)

Securities to be registered under Section 12(b) of the Act:  NONE

Securities to be registered under Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X} No [ ]

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on September 29, 2000 was $5,884,516, based on the average bid and asked price of the Common Stock on that date.

As of September 30, 2000, there were issued and outstanding 19,011,594 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

The Registrant hereby amends Part III, Items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB for the year ended June 30, 2000, which was filed with the Commission on September 28, 2000.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer:

Name of Officer/Director   Age Positions With Company
------------------------   --- -------------------------------------------------
Brett Merl..............   39  Chief Executive Officer and Chairman of the Board
Richard Campanaro  .....   58  President and Chief Operating Officer
Michael Samach..........   46  Chief Financial Officer
Jason Krouse............   32  Executive Vice President of Sales and Director
A. Clinton Allen........   57  Director
Ronald G. Agypt.........   44  Director
Matt Cohen..............   42  Director


Brett Merl has served as our Chief Executive Officer and Chairman of the Board since October 1999. From January 1999 to October 1999, he served as our President, Chief Executive Officer and Director. From January 1997 to January 1999, he served as our Chief Executive Officer. From February 1996 to December 1996, he served in various capacities for the Company. From December 1989 to January 1996, Mr. Merl was Vice President of Bernstein Zimmerman Financial, Inc. ("BZFI"), an insurance agency specializing in group benefits and pension planning. BZFI is also a benefits coordinator for three South Florida credit unions, offering financial services to credit union members and the member corporations. Mr. Merl received a B.S. degree in Marketing from Long Island University in 1993.

Richard Campanaro began serving as our President and Chief Operating Officer in October 1999. From March 1996 to October 1999, he served as Chief Operating Officer of Scibal Associates, Inc., a third party administration company, and from March 1995 to March 1996, he acted as consultant for the company. From March 1993 to March 1996, Mr. Campanaro served as Director and consultant for Century Industries, Inc. Mr. Campanaro previously served as president and chief executive officer of Tandem Financial Group, an insurance company jointly owned by Merrill Lynch and Co. and Equitable Life Assurance Co., now part of Merrill Lynch Insurance Group. On September 15, 2000, Mr. Campanaro resigned as President and Chief Operating Officer.

Michael Samach began serving as our Chief Financial Officer in September 1999. From February 1999 to September 1999, he acted as an independent financial consultant. From September 1998 to February 1999, Mr. Samach served as the Chief Financial Officer of Equipnet, Inc., a medical network management company. From January 1998 to August 1998, he served as the Chief Financial Officer of CHCS, Inc., also a medical network management company. From January 1996 to November 1997, he served as the Chief Financial Officer and the Chief Operating Officer of American Medical Healthcare, Inc., a start-up HMO. From May 1993 to January 1996, Mr. Samach served as the Finance Director of the Florida Region for Foundation Health of Florida. Mr. Samach is a Certified Public Accountant and holds an M.B.A. and an M.S. degree from the University of Miami. He also holds a B.S. degree from Florida State University.

Jason Krouse has served as our Executive Vice President of Sales, since August 1998 and as a Director since December 1998. In 1997, Mr. Krouse was employed by the law firm of Kahl and Associates and in 1996 was associated with the law firm of Bob, Spier, Ciotelli. Mr. Krouse received a J.D. degree from Nova Southern Shepard Broad Law Center in 1997 and received his B.S. degree in marketing from Florida Atlantic University in 1990. Mr. Krouse sits on the board of directors of the Mass Marketing Insurance Institute and the National Association of Voluntary Enrollment Specialists.

A. Clinton Allen has served as a Director since 1998. Since 1987, Mr. Allen has served as vice chairman of Psychemedics Corp. He also serves as a director for The DeWolfe Companies, Swiss Army Brands, Steinway Musical Response, USA and DCRI Corp. Mr. Allen was also the first outside director of Blockbuster Entertainment Corp.

Ronald G. Agypt has served as a Director and the Chairman of the Compensation Committee since March 1999. Since January 1998, Mr. Agypt has been the National Sales Manager for Worksite Solutions, a subsidiary of AON, with which we have entered an agreement for them to market our services through their worksite markets. From 1997 through 1998, Mr. Agypt served as a Vice President of Worksite Solutions. From 1990 through 1997, Mr. Agypt served as a Vice President and Divisional Manager of Combined Insurance Company of America, also a subsidiary of AON.

Matt Cohen has served as a Director since September 1999. From July 1997 to August 1999, Mr. Cohen served as our Chief Financial Officer. From 1988 until July 1997, Mr. Cohen served as vice president and chief financial officer of Standard Brands of America, a retailer of consumer electronics and appliances. Mr. Cohen also serves on the Board of Directors of Interactive Technologies.com Ltd. and UBuy.com

All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. As compensation for attending the meetings of our board of directors non-employee directors receive $2,500 per meeting. Our employee directors do not receive any additional compensation for attending the meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Federal securities laws require executive officers, directors and persons owning ten percent or more of the Company's common stock to file reports (Forms 3, 4 and 5) with the Securities and Exchange Commission (SEC) and the NASD OTC Bulletin Board relating to the number of shares of Company common stock that they own and any changes in their ownershipDuring the year ended June 30, 2000, based solely on review of the copies of reports under Section 16 (a) filed by officers, directors and parties holding 10% or more of the Company's common stock and furnished to the Company and written representations provided by such persons to the Company, the Company believes that none of the reports required to be filed by its executive officers and directors, and greater-than-ten-percent beneficial owners under Section 16 (a), have been filed.

ITEM 10. EXECUTIVE COMPENSATION

The following table and notes present for the three years ended June 30, 2000, the compensation paid by the Company to its Chief Executive Officer and the Executive Officers who received compensation of at least $100,000 in 2000, 1999 or 1998.

(See following page)

SUMMARY COMPENSATION TABLE



-----------------------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation                     Long-Term Compensation
                                   -------------------------------------------   ----------------------------------
                                                                                          Awards            Payouts
                                                                                 ----------------------------------
                                                                                 Restricted   Securities
                                                                  Other Annual     Stock      Underlying      LTIP      All Other
     Name and                         Salary         Bonus        Compensation    Award(s)    Options/SAR    Payouts   Compensation
Principal Position        Year         ($)           ($)              ($)           ($)          s(#)          ($)         ($)
        (a)               (b)          (c)           (d)              (e)           (f)          (g)          (h)(1)      (i)
-----------------------------------------------------------------------------------------------------------------------------------
Brett Merl,               2000     $186,346(2)    $       --       $  8,942      $   --             --           --     $  2,296
Chairman of the
Board and Chief
Executive Officer
-----------------------------------------------------------------------------------------------------------------------------------
                          1999     159,038            50,000(3)       3,000          --         82,090           --          163
-----------------------------------------------------------------------------------------------------------------------------------
                          1998      58,413                --             --          --             --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Richard Campanaro,        2000     123,231                --             --          --        500,000           --           --
President and
Chief Operating
Officer (4)
-----------------------------------------------------------------------------------------------------------------------------------
Michael Samach,           2000     100,212                --          6,346          --        300,000           --           --
Chief Financial
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Jason Krouse, Vice        2000      95,536             1,500          7,154          --             --           --          659
President, Sales
-----------------------------------------------------------------------------------------------------------------------------------
                          1999      58,467                --          1,800          --         18,269           --           --
-----------------------------------------------------------------------------------------------------------------------------------
                          1998      38,014                --             --          --             --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Matt Cohen (5)            2000      25,385                --          2,250          --             --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
                          1999     128,077            50,000(3)       3,000          --         67,164           --           --
-----------------------------------------------------------------------------------------------------------------------------------
                          1998      90,796               --              --          --             --           --           --
-----------------------------------------------------------------------------------------------------------------------------------

---------------------
(1)  The Company does not have a Long-Term Incentive Plan.

(2)  Includes $37,500 of compensation voluntarily deferred by the employee.

(3)  Bonuses voluntarily deferred in fiscal year 1999. Paid in fiscal year 2000.

(4) Richard Campanaro became President and Chief Operating Officer of the Company in October, 1999 and resigned from these positions on September 15, 2000. None of Mr. Campanaro's options were exercised and all of them were cancelled upon termination. In connection with his severance arrangements, however, Mr. Campanaro will receive warrants to purchase 200,000 shares of common stock exercisable at any time within five years from the date of grant at an exercise price of $0.35 a share.

(5) Matt Cohen was the Company's Chief Financial Officer until September 1999. He has been on the Board of Directors since 1997.

OPTION GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------
                                       Individual Grants
                        --------------------------------------------------------
                        Number of
                        Securities   % of Total
                        Underlying    Options
                        Options        Granted      Exercise
                        Granted      to Employees   of Base
                                      in Fiscal      Price      Expiration
       Name (1)         # (1) (3)     Year (2)      ($/Sh.)        Date
--------------------------------------------------------------------------------

Richard Campanaro        500,000         36.9%        $1.00        (4)
--------------------------------------------------------------------------------

Michael Samach           300,000         22.2%         1.00        11/9/09
--------------------------------------------------------------------------------

------------------

(1) No other named executive officer received any option grants during fiscal year 2000, except Mr. Campanaro upon becoming President and Chief Operating Officer, and Mr. Samach upon becoming Chief Financial Officer of the Company.
(2) Percentages are based upon the total number of options of the Company's common stock granted during the fiscal year ended June 30, 2000.
(3) The options have a ten-year vesting term and vest cumulatively over three years at the rate of 33.3%, 66.6% and 100%, beginning November 1999.
(4) Mr. Campanaro resigned as President and Chief Operating Officer of the Company on September 15, 2000. None of Mr. Campanaro's options were exercised and all of them were cancelled upon termination. In connection with his severance arrangements, however, Mr. Campanaro will receive warrants to purchase 200,000 shares of common stock exercisable at any time within five years from the date of grant at an exercise price of $0.35 a share.


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

--------------------------------------------------------------------------------
                                                   Number of
                                                   Securities        Value of
                                                   Underlying       Unexperied
                                                  Unexercised      In-the-money
                                                   Options At       Options At
                                                  Year-end (#)   Year-end ($)(1)
--------------------------------------------------------------------------------
                       Shares
                     Acquired on      Value       Exercisable/     Exercisable/
       Name          Exercise (#)  Realized ($)  Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Brett Merl                --            --          82,090 / 0       $0 / $0
--------------------------------------------------------------------------------
Richard Campanaro (2)     --            --      166,667 / 500,000    $0 / $0
--------------------------------------------------------------------------------
Michael Samach            --            --      100,000 / 300,000    $0 / $0
--------------------------------------------------------------------------------
Jason Krouse              --            --          18,269 / 0       $0 / $0
--------------------------------------------------------------------------------
Matt Cohen                --            --          67,164 / 0       $0 / $0
--------------------------------------------------------------------------------
------------------

(1) These year-end values represent the difference between (a) the fair market value of the Company's common stock underlying the options at June 30, 2000 (bid price of $0.78) and (b) the exercise prices of the options. "In-the-money" means that the fair market value of the underlying stock is greater than the option's exercise price on the valuation date, June 30, 2000.

(2) Mr. Campanaro resigned as President and Chief Operating Officer of the Company on September 15, 2000. None of Mr. Campanaro's options were exercised and all of them were cancelled upon termination. In connection with his severance arrangements, however, Mr. Campanaro will receive warrants to purchase 200,000 shares of common stock exercisable at any time within five years from the date of grant at an exercise price of $0.35 a share.

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company entered into an Employment Agreement with Richard Campanaro, effective as of October 18, 1999, engaging him to serve as our President and Chief Operating Officer. This Employment Agreement has a term of one year, with an initial annual base salary of $180,000. On September 15, 2000 Mr. Campanaro resigned his position as President and Chief Operating Officer of the Company. In connection with his severance from the Company, Mr. Campanaro will receive warrants to purchase 200,000 shares of common stock exercisable for 5 years from the date of grant at $.35 a share.

The Company entered into an Employment Agreement with Brett Merl, effective as of July 1, 1997, engaging him to serve as our Chief Executive Officer. The Employment Agreement had a term of three years, with an initial annual base salary of $125,000. In December 1999, the Compensation Committee approved, effective January 1, 2000, a new employment agreement, to reflect Mr. Merl's greater responsibilities given the Company's expanded business activities. This new Employment Agreement has a term of three years, with an initial annual base salary of $225,000.

The Company entered into an Employment Agreement with Michael Samach, effective as of September 17, 1999, engaging him to serve as our Chief Financial Officer. This Employment Agreement has a term of three years, with an initial annual base salary of $135,000.

The Company entered into an Employment Agreement with Jason Krouse dated December 12, 1997, engaging him to serve as our Vice President of Sales. This Employment Agreement has a term of five years, with an initial annual base salary of $55,000 per year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the our capital stock by (i) each of the directors of the Company, (ii) each "named executive officer," (iii) each person known by the Company to be the beneficial owner of five percent or more of each class of our voting securities, and (iv) all executive officers and directors as a group, as of September 30, 2000. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

                                              Number of Shares
                                            Beneficially Owned of              Percentage
 Name and Address of Beneficial Owner        Designated Class(1)        Ownership of Class(1)(2)
-------------------------------------   -----------------------------   ------------------------
Brett Merl                              2,003,555 shares common stock             8.1%
Legal Club of America Corp.
1601 N. Harrison Pkway. Bldg. A #200
Sunrise, FL  33323

Richard Campanaro (3)
Legal Club of America Corp.
1601 N. Harrison Pkway. Bldg. A #200
Sunrise, FL  33323

Michael Samach                          200,000 shares of common stock            0.8%
Legal Club of America Corp.
1601 N. Harrison Pkway. Bldg. A #200
Sunrise, FL  33323

Jason Krouse                            600,519 shares common stock               2.4%
Legal Club of America Corp.
1601 N. Harrison Pkway. Bldg. A #200
Sunrise, FL  33323

A. Clinton Allen                        415,000 shares common stock               1.7%
A. C. Allen & Co.
1280 Mass. Ave.
Cambridge, MA  02138


                                              Number of Shares
                                            Beneficially Owned of              Percentage
 Name and Address of Beneficial Owner        Designated Class(1)        Ownership of Class(1)(2)
-------------------------------------   -----------------------------   ------------------------
Ronald G. Agypt                         125,000 shares common stock               0.5%
AON
400 N. Skokie Bldg., Suite 450
Northbrook, IL  60062

Matt Cohen                              22,000 shares common stock                0.1%
Interactive Technologies.Com, Ltd.
11336 Wiles Road
Coral Springs, Florida  33076

Storie Partners L.P.                    16,667 shares of Series A                 7.2%
c/o Howard, Rice, Nemerovsky, Candy,    Convertible Preferred Stock (4)
Falk & Rabkin
Three Embarcadero, 7th Floor            1,000 shares of Series B
San Francisco, CA 94111-4065            Convertible Preferred Stock (4)

Bulldog Capital Management              10,000 shares of Series B                 5.6%
                                        Convertible Preferred Stock (5)
33 North Garden Ave., Suite 750
                                        390,000 warrants for Common Stock (4)
Clearwater, FL  33755


All Executive Officers and Directors    3,366,074 shares common stock            13.6%
as a group (6 persons) (3)
---------------------

(1) Includes the amount of shares the beneficial owner has the right to acquire within 60 days from options, warrants or similar rights.
(2) Calculation of total number of shares of outstanding common stock of the corporation is made on the basis of an assumed conversion or exercise of all instruments exercisable to purchase or convertible into common stock within 60 days that are held by the Company's directors, officers, and 10% or more stockholders, including the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.
(3) Mr. Campanaro resigned as President and Chief Operating Officer of the Company on September 15, 2000. None of Mr. Campanaro's options were exercised and all of them were cancelled upon termination. In connection with his severance arrangements, however, Mr. Campanaro will receive warrants to purchase 200,000 shares of common stock exercisable at any time within five years from the date of grant at an exercise price of $0.35 a share.
(4) Holding consists of 16,667 shares of Series A Convertible Preferred Stock, which are convertible into 1,666,770 shares of common stock; and 1,000 shares of Series B Convertible Preferred Stock, which are convertible into 100,000 shares of common stock. If both the Series A and Series B preferred stocks are converted, these shares would represent 7.2% of the fully diluted common stock.
(5) Holding consists of 10,000 shares of Series B Convertible Preferred Stock, which are convertible into 1,000,000 shares of common stock; and 390,000 warrants to purchase Common Stock. If the Series B preferred stock is converted and the warrants are exercised, these shares would represent 5.6% of the fully diluted common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Brett Merl and Jason Krouse subscribed for and were issued our common stock in exchange for promissory notes from each officer in the approximate amount of $132,000. The notes, together with the interest accrued thereon, are due December 26, 2003.

Jason Krouse extended the Company a loan on October 27, 1999, in the amount of $50,000, bearing interest at a rate of 7% per annum and maturing on April 26, 2000. At June 30, 2000, $45,000 was outstanding on the loan.

The Company entered into a Consulting Agreement effective February 16, 1999 with A.C. Allen & Company, an affiliate of A. Clinton Allen, one of our directors. Pursuant to this Consulting Agreement, A.C. Allen & Company receives compensation in the amount of $4,000 per month in exchange for providing business-consulting services. During the year ended June 30, 2000, the Company paid A.C. Allen & Company consulting fees totaling $44,000,

The Company entered into an Agreement dated September 1999 with Matthew Cohen, our former Chief Financial Officer and Brett Merl, our Chief Executive Officer. Pursuant to this Agreement, among other things, Brett Merl agreed to assume certain outstanding obligations of Mr. Cohen under a promissory note to the Company in the principal amount of $132,000, in exchange for receiving 700,000 shares of the Company's common stock from Mr. Cohen.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEGAL CLUB OF AMERICA CORPORATION


Dated: October  26, 2000               By: /s/ BRETT MERL
                                           ------------------------------------
                                           Brett Merl
                                           Chairman and Chief Executive Officer


Dated: October  26, 2000               By: /s/ MICHAEL SAMACH
                                           ------------------------------------
                                           Michael Samach
                                           Chief Financial Officer


Dated: October 26, 2000                By: /s/ ELVIE LAMAR WEBER
                                           ------------------------------------
                                           Elvie Lamar Weber
                                           Controller (Chief Accounting Officer)