Form 10QSB
period 2000-09-30
LEGAL CLUB OF AMERICA CORP
filed 2000-11-14
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                  -------------

            [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: September 30, 2000

            [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

            For the transition period from ___________ to ____________

            Commission file number: 000-28193


                        LEGAL CLUB OF AMERICA CORPORATION
        -----------------------------------------------------------------
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



                    ----------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 Par Value, 19,196,594 shares outstanding as of October 31, 2000.

Transitional Small Business Disclosure Format

Yes       No  X
   -----    -----

                        LEGAL CLUB OF AMERICA CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements  (Unaudited)
          Consolidated Balance Sheets.........................................1
          Consolidated Statements of Operations...............................2
          Consolidated Statements of Cash Flows...............................3
          Notes to Consolidated Financial Statements........................4-8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................9-11



PART II  OTHER INFORMATION

  Item 1. Legal Proceedings..................................................12
  Item 3. Default Upon Senior Securities.....................................12
  Item 6. Exhibits and Reports on Form 8-K...................................12

  Signatures.................................................................14

  Exhibits...................................................................15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30 AND JUNE 30, 2000

                                                                            September 30,
                                                                                2000            June 30,
                                                                             (Unaudited)         2000
                                                                            ------------      ------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    295,000      $    277,000
  Restricted cash                                                                110,000           177,000
  Accounts receivable, net                                                       238,000           197,000
  Prepaid expenses                                                                20,000            27,000
  Advances and other assets                                                       91,000            70,000
                                                                            ------------      ------------

              TOTAL CURRENT ASSETS                                               754,000           748,000

PROPERTY AND EQUIPMENT, net                                                      579,000           567,000

OTHER ASSETS                                                                      34,000            14,000
                                                                            ------------      ------------

              TOTAL                                                         $  1,367,000      $  1,329,000
                                                                            ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                         $  1,039,000      $    667,000
   Accrued compensation and related expenses                                     111,000           157,000
   Current portion of long-term debt and capital leases                          547,000           382,000
   Interest payable                                                              133,000           123,000
  Accrued commissions on Series B preferred stock                                194,000           194,000
  Accrued legal settlement                                                        73,000            80,000
  Other accrued expenses and liabilities                                         177,000           113,000
                                                                            ------------      ------------

              TOTAL CURRENT LIABILITIES                                        2,274,000         1,716,000
                                                                            ------------      ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                           96,000           108,000
                                                                            ------------      ------------

TOTAL LIABILITIES                                                              2,370,000         1,824,000
                                                                            ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
     40,000 shares designated Series A;  27,778, issued and outstanding              -                 -
     26,000 shares designated Series B;  12,160 issued and outstanding               -                 -
   Common stock, $0.0001 par value; 50,000,000 shares authorized;
     19,196,594 shares issued and outstanding at September 30, 2000 and
     19,011,594 at June 30, 2000                                                   2,000             2,000
   Additional paid-in capital                                                 11,819,000        11,712,000
   Deficit                                                                   (12,362,000)      (11,753,000)
   Stock subscriptions, including interest receivable                           (462,000)         (456,000)
                                                                            ------------      ------------

              STOCKHOLDERS' DEFICIT, NET                                      (1,003,000)         (495,000)
                                                                            ------------      ------------

              TOTAL                                                         $  1,367,000      $  1,329,000
                                                                            ============      ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                                        2000              1999
                                                    ------------      ------------
REVENUE:
   Membership fee income                            $    666,000      $    755,000

OPERATING EXPENSES:
    Compensation and employee benefits                   572,000           578,000
    Advertising and marketing                            127,000           456,000
    Professional fees                                    131,000           175,000
   Office, administrative, and general                   323,000           484,000
   Occupancy                                              88,000            49,000
   Depreciation and amortization                          27,000            15,000
                                                    ------------      ------------

          TOTAL OPERATING EXPENSES                     1,268,000         1,757,000
                                                    ------------      ------------

          LOSS FROM OPERATIONS                          (602,000)       (1,002,000)
                                                    ------------      ------------

OTHER INCOME (EXPENSE):
   Other income                                            9,000            16,000
   Interest expense                                      (16,000)          (18,000)
                                                    ------------      ------------

          OTHER, NET                                      (7,000)           (2,000)
                                                    ------------      ------------

LOSS BEFORE INCOME TAX BENEFIT                          (609,000)       (1,004,000)
INCOME TAX BENEFIT                                           -                 -
                                                    ------------      ------------

          NET LOSS                                  $   (609,000)     $ (1,004,000)
                                                    ============      ============

LOSS PER COMMON SHARE:
     Basic and diluted                              $      (0.03)     $      (0.05)
                                                    ============      ============
     Weighted average common shares outstanding       19,013,605        18,539,726
                                                    ============      ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                             2000             1999
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $  (609,000)     $(1,004,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for Doubtful Accounts                                           3,000          (33,000)
      Depreciation and amortization                                            27,000           15,000
      Interest due from shareholders                                           (6,000)          (6,000)
      Changes in certain assets and liabilities:
         Accounts receivable                                                  (44,000)        (194,000)
         Prepaid expenses                                                       7,000           29,000
         Advances and other assets                                            (37,000)          (4,000)
         Accounts payable                                                     372,000           44,000
         Accrued compensation and related expenses                            (46,000)         (70,000)
         Interest payable                                                      10,000           10,000
         Other accrued expenses and other liabilities                          57,000           13,000
                                                                          -----------      -----------

          NET CASH USED IN OPERATING ACTIVITIES                              (266,000)      (1,200,000)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                   (39,000)         (17,000)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash                                                             67,000         (177,000)
   Proceeds from long-term debt                                               192,000              -
   Repayments of long-term debt and capital leases                            (29,000)         (50,000)
   Issuances of common stock                                                   93,000              -
                                                                          -----------      -----------

          NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                323,000         (227,000)
                                                                          -----------      -----------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  18,000       (1,444,000)

CASH AND CASH EQUIVALENTS, beginning of period                                277,000        1,801,000
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                  $   295,000      $   357,000
                                                                          ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                            $     6,000      $     5,000
                                                                          ===========      ===========
      Income taxes                                                        $       -        $       -
                                                                          ===========      ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Convertible debt warrants                                             $    14,000      $       -
    Capital leases entered into to acquire computer equipment                     -            125,000

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION. Legal Club of America Corporation and its subsidiaries are collectively referred to as the "Company". The Company, through its Legal Club of America subsidiary ("LCOA") offers memberships that provide a broad range of services to its subscribers. LCOA has established a network of over 12,000 attorneys in all 50 states, Puerto Rico, the US Virgin Islands and Singapore, who have contracted to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives fees for membership, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

During the June 2000 quarter, the Company started marketing computer systems in addition to its legal plans to augment its distribution channels and provide additional benefits to employees at the worksite. During the quarter ended September 30, 2000, the Company's subsidiary, Einstein Computer Corporation, ("Einstein") entered into agreements to procure, distribute and finance computer systems, targeting people who do not own a personal computer. Participating work site employees pay for the computer systems through automatic payroll deduction. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. Sales of this product did not begin until the quarter ending December 31, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2000, filed with the SEC on September 28, 2000. The financial statements as of and for the periods ended September 30, 2000 and 1999 are unaudited. The consolidated financial statements for the period ended September 30, 2000 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results expected for the year ending June 30, 2001. See "Going Concern Considerations", below.

GOING CONCERN CONSIDERATIONS. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. In addition, the Company is in default on certain of its debt agreements amounting to $217,000 at September 30, 2000. Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the issuance of common stock, preferred stock and debt pursuant to placements, and to obtain operating capital through revenue growth. See Note 6 for activities occurring subsequent to September 30, 2000. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statement will be materially affected.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

RESTRICTED CASH. The Company has escrow deposits of $110,000 as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases. The escrow deposits have been classified on the balance sheet as restricted cash.

REVENUE RECOGNITION AND CREDIT RISKS - LCOA. Revenue from services provided to employees at work-sites is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer-based services are recognized in the period the services are provided. The Company fully reserves for uncollected membership fees, as the predictability of their collection is highly uncertain. Revenue recognition for collected membership fees which are subject to refund is deferred until the refund period lapses.

INCOME TAXES. All deferred taxes created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance.

RECLASSIFICATION. Certain amounts have been reclassified in the 1999 financial statements to conform with the 2000 presentation.


NOTE 2 - LONG-TERM OBLIGATIONS

At September 30, and June 30 2000, long-term debt and capital leases consist of the following:

                                                                               September 30,      June 30,
                                                                                   2000             2000
                                                                               ------------     ------------
     Term loans with various maturity dates through 1998. Interest rates       $    127,000     $    127,000
     range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest only is payable monthly during the terms of the loans

     Term loans from a shareholder with interest rates of 9% and 12%,
     with maturity dates on or before July 2000                                      46,000           46,000

     Capital leases with terms from three to five years, with imputed
     interest rates ranging from 9% to 22%                                          142,000          153,000

     Term loan from a shareholder bearing interest at 7%, due April 2000             44,000           45,000

     Convertible notes at a stated interest coupon rate of 25%, due
     September 2001                                                                 182,000                -

     Term loans refinanced during 1999:

         Payable in monthly installments of $5,000, including interest at
         a rate of 6%, through September 2000                                         8,000           13,000

         Payable in monthly installments of $12,250, including interest at
         a rate of 8%, through March 2001                                            94,000          106,000

                                                                               ------------     ------------
         Total long-term obligations                                                643,000          490,000
         Less: Current portion                                                      547,000          382,000
                                                                               ------------     ------------

         Long-term obligations, less current portion                           $     96,000     $    108,000
                                                                               ============     ============

During the three months ended September 30, 2000, the Company issued unsecured Convertible Notes in a private placement to accredited investors. The notes have a fair value of $192,000, a stated coupon rate of 25% and mature in one year, with interest due at maturity. At maturity, the holder will have the option to convert the outstanding balance of the principal and interest, into shares of the Company's common stock at $0.50 per share. The Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, at an exercise price of $0.50 per share. The value assigned for accounting purposes to the 96,000 warrants issued was $10,000. This amount has been included in additional paid-in capital and as a reduction of the recorded value of the Convertible Notes, with the $10,000 to be accreted to interest expense over the term of the notes.

The total principal amount of Term Loans is due within one year or is in default with respect to certain principal and interest payments and accordingly all has been classified as current. Some Term Loans were refinanced during the year ended June 30, 1999 and are presented separately under refinanced loans.

Interest expense for the three months ended September 30, 2000 and 1999 totaled $16,000 and $18,000, respectively.


NOTE 3 - CAPITAL STOCK

COMMON STOCK

During the three months ended September 30, 2000, the Company issued 185,000 shares of common stock for $93,000, or $0.50 per share, in a private placement to an accredited investor.

CONVERTIBLE DEBT

In September 2000, the Company raised $192,000 through a private placement of Convertible Notes and warrants to accredited investors (see Note 2). Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. Additionally, the Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, or 96,000 warrants, at an exercise price of $0.50 per share. The fair value of the Company's common stock at the date of issuance of the convertible debt was below $0.50 per share. Brokers authorized by the Company, who participated in the private placement of Convertible Notes, are entitled to receive warrants to purchase 10% of the common stock underlying the notes placed by the broker, or 38,400 warrants, at $0.50 per share, in addition to a fee of 10% of the proceeds raised.

WARRANTS

In August 2000, the Company issued to marketing partners, warrants to purchase 200,000 shares of common stock with exercise prices varying from $1.00 to $3.00 per share. The warrants have contractual lives of one to six years and the exercise of the warrants is contingent on sales targets. The fair value of the Company's common stock at the date of issuance of the warrants was below the exercise price.


NOTE 4 - NET LOSS PER COMMON SHARE

For the three months ended September 30, 2000 and 1999, basic and diluted weighted average common shares include only common shares outstanding since any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                  2000             1999
                              -----------      -----------

Common shares outstanding      19,196,594       18,539,726
Effect of weighting              (182,989)               -
                              -----------      -----------
Weighted average common
shares outstanding             19,013,605       18,539,726
                              ===========      ===========

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three months ended September 30, 2000 and 1999 include the following:


                                                  2000                1999
                                             --------------      --------------
Common stock options                               887,523             577,523
Series A convertible preferred stock.            2,777,800           2,777,800
Series B convertible preferred stock             1,216,000                   -
Warrants relating to  issuance of-
     Common stock                                1,050,000           1,050,000
     Series B preferred                            395,600                   -
     Convertible notes                             134,400                   -
     Other                                         550,000                   -


NOTE 5 - COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

At September 30, 2000, the Company had letters of credit totaling $110,000, relating to the Company's office space lease and equipment leases. The letters of credit are collateralized by deposits held in escrow at a financial institution, and have one-year renewable terms. Management does not expect that any claims will be made against these financial instruments and therefore expects no material losses to result from these off-balance-sheet instruments.

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


NOTE 6 - SUBSEQUENT EVENTS

The Company recently launched Einstein. Einstein, leverages the Company's distribution network of independent agents by marketing personal computer systems to employees at the worksite using payroll deduction as the initial purchase and financing arrangement. During the quarter ended September 30, 2000, Einstein entered into agreements to procure, distribute and finance computer systems; however, sales of this product did not begin until the quarter ending December 31, 2000. Subsequent to September 30, 2000, the Company executed vendor and financing agreements with Gateway, Inc. which provide vendor financing of personal computers to Einstein with terms and conditions parallel to the Company's extension of credit to employees at the worksite. Approximately 2000 personal computers and related components are expected to be sold under this arrangement; however, new financing arrangements are currently being negotiated to externally finance the computer systems, at no recourse to the Company.

In 1997, the Company established a stock option plan (the "Plan") to issue qualified stock options and incentive stock options to key employees and directors. The Company authorized and reserved 2,000,000 shares of its common stock for this Plan. In October 2000, the Compensation Committee of the Board of Directors approved an amendment to the Plan to increase to 4,000,000, the number of authorized and reserved shares of the Company's common stock. On November 8, 2000, the Compensation Committee of the Board of Directors approved a grant for 1,620,000 options. Options under this grant were given to all full-time employees of the Company who had completed one year of service. These options vest over three years and expire not more than 10 years from the date of grant. Options are issued at prices not less than the market value of the common stock at date of grant. Outstanding options, until fully vested, are contingent upon continued service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported a net loss of $609,000 or $0.03 per basic and diluted common share, for the three months ended September 30, 2000, compared to a net loss of $1,004,000 or $0.05 per basic and diluted common share in 1999. The decrease in net loss in the September 2000 quarter is attributable to a reduction in operating costs of $489,000 or $0.025 on a per share basis.

Membership revenue during the three months ended September 30, 2000 was $666,000 compared with $755,000 during the same period in 1999, a decrease of 11.8%. Revenues derived from direct marketing and affinity sales increased 52.5% to $479,000 for the three months ended September 30, 2000, from $314,000 in the same period in 1999. Revenues associated with sales of Legal Club benefits from employer groups increased 26.4%, to $187,000 for the three months ended September 30, 2000, from $148,000 in the same period in 1999. This increase was offset in part by a $293,000 decline in infomercial sales as the Company discontinued this marketing channel in November 1999.

Operating expenses totaled $1,268,000 for the three months ended September 30, 2000, compared with $1,757,000 during the comparable period in 1999. The decrease in operating expenses primarily reflects the cost reduction initiatives put in place by management during the September 2000 quarter, as well as reduction in airtime costs associated with infomercial commercials.

Compensation and employee benefits decreased $6,000, or 1.0%, to $572,000, during the September 2000 quarter, compared with the same period in 1999. This decrease was comprised of a $112,000 decrease in consultant costs, partially offset by an increase of $83,000 in compensation costs, as management, technical and sales personnel were hired during the last three quarters of fiscal year June 2000. In addition, there was $22,000 related to higher costs associated with improved employee benefits.

Advertising and marketing costs were $127,000 during three months ended September 30, 2000, a 72.1% decrease compared with $456,000 during the comparable period in 1999. The decrease during 2000 was attributable to a $383,000 decrease in infomercial television placements and production costs associated with developing the infomercials, as the Company discontinued this marketing effort in November 1999.

Professional fees decreased $44,000, or 25.1%, during the September 2000 quarter, to $131,000 from $175,000 in 1999. This decrease primarily reflects a $17,000 reduction in financial advisor fees, a $7,000 decrease in transfer agent fees, and a decline in legal costs of $13,000 for the quarter ended September 2000.

General and administrative expenses were $323,000 during the three months ended September 30, 2000, a decrease of 33.3%, compared with $484,000 during the same period in 1999. The decrease in fiscal year 2000, compared with 1999 was due to lower (1) commissions costs (2) fulfillment and printing costs and (3) travel expenses. Commissions paid to agents decreased $77,000, or 73.0% as a result of the cessation of infomercial associated activities in November 1999. Fulfillment and printing costs decreased $33,000, due to lower production and other costs associated with enrollment kits provided to new members. The decrease in travel expense was attributable to the efforts in 1999 required to train new brokers and agents, as well as travel attributable to capital raises effectuated during 1999

Occupancy expenses increased $39,000, or 79.6%, to $88,000, during the September 2000 quarter from $49,000 during the comparable period in 1999 due to higher office space costs. This is primarily due to the effect of a full quarter's rent expense during the quarter ended September 30, 2000 compared to the same period in 1999, as the Company moved to its new headquarters in Sunrise, Florida during August 1999.

Depreciation and amortization expenses amounted to $27,000 in 2000, compared with $15,000 for the comparable period in 1999, a 80.0% increase. As a result of the increase in the infrastructure required to service the customer base growth during the past fiscal year, the Company purchased office furniture and equipment and entered into capital leases for office and computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $266,000 for the quarter ended September 30, 2000, compared with $1,200,000 for the comparable period in 1999. The $934,000 decrease in net cash used in operating activities resulted primarily from a $395,000 decrease in the net loss, an increase of $328,000 in accounts payable, and a smaller increase in accounts receivable compared with 1999. The increase in accounts payable was due to the timing of payments to vendors. As of September 30, 1999 the Company accrued $194,000 of accounts receivable compared to $44,000 during the same period in 2000. Cash flows used for investing activities increased $22,000 in 2000 compared to 1999. This was due to the acquisition of additional software and investment in leasehold improvements.

Cash flows provided by financing activities were $323,000 for the three months ended September 30, 2000, compared to use of funds of $227,000 for the same period in 1999. During the September 2000 quarter the Company (1) issued $192,000 of convertible notes, (2) sold 185,000 shares of common stock for $93,000 (3) lowered collateral on outstanding letters of credit $67,000 and (4) repaid $29,000 of long-term debt. During 1999 the Company placed in escrow $177,000 as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases and repaid $50,000 of long-term debt.

The Company has incurred losses since its inception, and it continues to require additional capital to fund operations and development. In September 2000, the Company raised $192,000 through a private placement of convertible notes. The notes have a stated coupon rate of 25% per annum, maturing in one year. Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. During the September quarter the Company sold 185,000 shares of common stock to an accredited private investor for $93,000, or $0.50 per share. See Notes 2 and 3 to the Consolidated Financial Statements.

The Company recently launched Einstein Computer Corporation ("Einstein"). Einstein, leverages the Company's distribution network of independent agents by marketing personal computer systems to employees at the worksite using payroll deduction as the consumer payment methodology. During the quarter ended September 30, 2000, Einstein entered into agreements to procure, distribute and finance computer systems; however, sales of this product did not begin until the quarter ending December 31, 2000. Subsequent to September 30, 2000, the Company executed vendor and financing agreements with Gateway, Inc. which provide vendor financing of personal computers to Einstein with terms and conditions parallel to the Company's extension of credit to employees at the worksite. Approximately 2000 personal computers and related components are expected to be sold under this arrangement; however, new financing arrangements are currently being negotiated to externally finance the computer systems, at no recourse to the Company.

Management intends to generate the necessary capital to operate for the next twelve months by achieving break even cash flow from operations and subsequent profitability, and if required, selling common or preferred shares or convertible debt to qualified investors in private placements. During the quarter ended September 2000, the Company reduced its losses and shifted its source of revenues away from infomercials to direct marketing and worksite sales, compared to 1999. The Company will focus on increasing its revenues through sales in the direct marketing segment, worksites, as well as new sales in its Einstein division, while decreasing costs where applicable. Unless the Company is successful in its efforts to achieve break even and subsequent profitability and raising capital through private investors, management believes that the Company may not be able to continue operations for the next twelve months. The Company has put a plan into effect to achieve profitability in fiscal year 2001; however, there are no assurances that the Company will be able to successfully achieve the plan.

On October 27, 1999, the Company obtained a $50,000 six-month term loan at a 7% annual interest rate from Jason Krouse, the Company's Executive Vice President of Sales. The loan and interest were due and payable in April 2000. At September 30, 2000, the amount outstanding on this loan was $44,000. Although the Company has received from time to time related party loans in the past, there is no assurance that shareholders would be willing to make such loans in the future.

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

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $217,000 at September 30, 2000. These debt agreements have various maturities from 1998 through April 2000. Principal and accrued interest, at annual rates ranging from 7% to 15%, and on term loans, an additional interest payment equal to 20% of the principal amount, are currently in default. Management will continue its attempt to convert the remaining $127,000 principal amount of term loans to common stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. Should debt holders be able to accelerate repayment of amounts in default, there is no assurance that the Company could pay such amounts without adversely impacting operations.

FORWARD LOOKING STATEMENTS

The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements.

These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where the Company does business, and the outcome of the pending proceedings in Florida courts regarding the insurance regulations of the State of Florida; (b) the effectiveness of the Company's marketing strategies to significantly grow membership and launch its new personal computer business; (c) the ability to of the Company to manage operations effectively to service the growth; (d) the Company's ability to recruit and retain key executives and personnel concurrent with the growth in the membership base; (e) the ability of the Company to obtain additional financing as required, and in particular, obtaining third party financing for the Company's Einstein Computer subsidiary's operations; (f) general competitive conditions in the industry; (g) rapid technological changes, including the evolution of the Internet, and (h) changes in economic conditions. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

      Refer to Part I, Item 1, Note 5, incorporated herein by reference, for a discussion of legal proceedings.


  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The Company continues to be in default of certain of its term loan agreements. Refer to Part I, Item 1, Note 2, incorporated herein by reference.


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits Filed

          No. 10  - Gateway Authorized Reseller Agreement

          No. 10a - Note and Security Agreement

          No. 10b - Security Agreement

          No. 10c - Guaranty

          No. 11 - Statement re Computation of Per Share Earnings. See Note 4 to the accompanying financial statements.

          No. 27 -  Financial Data Schedule

    (b)   Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarter September 30, 2000.

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
November 13, 2000

                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000
                                    LEGAL CLUB OF AMERICA CORPORATION



                                    By: /s/ Brett Merl
                                        ----------------------------------------
                                        Brett Merl, Chairman and Chief Executive
                                        Officer


                                    By: /s/ Michael Samach
                                        ----------------------------------------
                                        Michael Samach, Chief Financial Officer
                                        (Principal Accounting Officer)