Form 10QSB
period 2000-12-31
LEGAL CLUB OF AMERICA CORP
filed 2001-02-14
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                  -------------


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: December 31, 2000

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


                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 Par Value, 19,609,394 shares outstanding as of January 31, 2001.

Transitional Small Business Disclosure Format

Yes [ ] No [X]

                        LEGAL CLUB OF AMERICA CORPORATION


                                   FORM 10-QSB


                                TABLE OF CONTENTS

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements  (Unaudited)
          Consolidated Balance Sheets.........................................1
          Consolidated Statements of Operations...............................2
          Consolidated Statements of Cash Flows...............................3
          Notes to Consolidated Financial Statements........................4-9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................10-13



PART II   OTHER INFORMATION

  Item 1. Legal Proceedings..................................................14
  Item 2. Changes in Securities and Use of Proceeds..........................14
  Item 3. Default Upon Senior Securities.....................................14
  Item 6. Exhibits and Reports on Form 8-K...................................14

  Signatures.................................................................16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND JUNE 30, 2000


                                                                              December 31,
                                                                                 2000           June 30,
                                                                              (Unaudited)         2000
                                                                              ------------    ------------

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    183,000    $    277,000
  Restricted cash                                                                  110,000         177,000
  Accounts receivable, net of allowance for doubtful accounts of
        $144,000 at December 31, 2000 and $47,000 at June 30, 2000               2,559,000         197,000
  Inventory                                                                        393,000              --
  Prepaid expenses                                                                  11,000          27,000
  Advances and other assets                                                         74,000          70,000
                                                                              ------------    ------------

          TOTAL CURRENT ASSETS                                                   3,330,000         748,000

PROPERTY AND EQUIPMENT, net                                                        587,000         567,000

OTHER ASSETS                                                                        27,000          14,000
                                                                              ------------    ------------

          TOTAL                                                               $  3,944,000    $  1,329,000
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                            $    810,000    $    667,000
  Accrued compensation and related expenses                                        181,000         157,000
  Current portion of long-term debt and capital leases                           1,371,000         382,000
  Interest payable                                                                 183,000         123,000
  Accrued commissions on Series B preferred stock                                  194,000         194,000
  Accrued legal settlement                                                          40,000          80,000
  Other accrued expenses and liabilities                                           175,000         113,000
                                                                              ------------    ------------

          TOTAL CURRENT LIABILITIES                                              2,954,000       1,716,000
                                                                              ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                          1,780,000         108,000
                                                                              ------------    ------------

TOTAL LIABILITIES                                                                4,734,000       1,824,000
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
     40,000 shares designated Series A;  27,778, issued and outstanding                 --              --
     26,000 shares designated Series B;  12,160 issued and outstanding                  --              --
  Common stock, $0.0001 par value; 50,000,000 shares authorized; 19,609,394 shares issued and outstanding at December 31, 2000 and
     19,011,594 at June 30, 2000                                                     2,000           2,000
  Additional paid-in capital                                                    11,938,000      11,712,000
  Deficit                                                                      (12,262,000)    (11,753,000)
  Stock subscriptions, including interest receivable                              (468,000)       (456,000)
                                                                              ------------    ------------

          STOCKHOLDERS' DEFICIT, NET                                              (790,000)       (495,000)
                                                                              ------------    ------------

          TOTAL                                                               $  3,944,000    $  1,329,000
                                                                              ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                Six Months Ended
                                                 ----------------------------    ----------------------------
                                                 December 31,    December 31,    December 31,    December 31,
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
REVENUES:
   Membership fee income                         $  1,027,000    $    502,000    $  1,693,000    $  1,257,000
   Sales                                            2,449,000              --       2,449,000              --
                                                 ------------    ------------    ------------    ------------
        TOTAL REVENUES                              3,476,000         502,000       4,142,000       1,257,000
                                                 ------------    ------------    ------------    ------------
COSTS AND OPERATING EXPENSES:
   Cost of sales                                    1,985,000              --       1,985,000              --
   Compensation and employee benefits                 525,000         753,000       1,097,000       1,332,000
   Advertising and Marketing                            5,000         291,000         132,000         747,000
   Professional fees                                   99,000         155,000         230,000         330,000
   Office, administrative, and general                576,000         353,000         899,000         837,000
   Occupancy                                           93,000         105,000         181,000         153,000
   Depreciation and amortization                       37,000          26,000          64,000          41,000
                                                 ------------    ------------    ------------    ------------

          TOTAL COSTS AND OPERATING EXPENSES        3,320,000       1,683,000       4,588,000       3,440,000
                                                 ------------    ------------    ------------    ------------

          INCOME (LOSS) FROM OPERATIONS               156,000      (1,181,000)       (446,000)     (2,183,000)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Other income                                         9,000           8,000          18,000          24,000
   Interest expense                                   (65,000)        (16,000)        (81,000)        (35,000)
                                                 ------------    ------------    ------------    ------------

          OTHER, NET                                  (56,000)         (8,000)        (63,000)        (11,000)
                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)           100,000      (1,189,000)       (509,000)     (2,194,000)
INCOME TAXES (BENEFIT)                                     --              --              --              --
                                                 ------------    ------------    ------------    ------------

          NET INCOME (LOSS)                      $    100,000    $ (1,189,000)   $   (509,000)   $ (2,194,000)
                                                 ============    ============    ============    ============


INCOME (LOSS) PER COMMON SHARE:
   Basic                                         $      0.005    $      (0.06)   $      (0.03)   $      (0.12)
                                                 ============    ============    ============    ============
   Diluted                                       $      0.005    $      (0.06)   $      (0.03)   $      (0.12)
                                                 ============    ============    ============    ============

AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES
OUTSTANDING:
   Basic                                           19,255,951      18,642,935      19,134,778      18,591,331
                                                 ============    ============    ============    ============
   Diluted                                         23,633,751      18,642,935      19,134,778      18,591,331
                                                 ============    ============    ============    ============

         See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                            2000           1999
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (509,000)   $(2,194,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                          64,000         41,000
      Provision for doubtful accounts                                        97,000        (51,000)
      Services performed for common stock                                        --         38,000
      Interest due from shareholders                                        (12,000)       (12,000)
      Changes in certain assets and liabilities:
         Accounts receivable                                                 86,000       (193,000)
         Inventory                                                         (393,000)            --
         Prepaid expenses                                                    16,000         37,000
         Advances and other assets                                          (12,000)         9,000
         Legal settlement                                                   (40,000)            --
         Accounts payable                                                   143,000        437,000
         Accrued compensation and related accounts                           24,000        (45,000)
         Interest payable                                                    60,000         20,000
         Other accrued expenses and other liabilities                        62,000         86,000
                                                                        -----------    -----------

          NET CASH USED IN OPERATING ACTIVITIES                            (414,000)    (1,827,000)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                 (83,000)      (151,000)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash                                                           67,000       (177,000)
   Proceeds from long-term debt                                             192,000         50,000
   Repayments of long-term debt and capital leases                          (68,000)      (110,000)
   Issuances of Series B preferred stock                                         --        230,000
   Issuances of common stock                                                212,000        250,000
                                                                        -----------    -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                         403,000        243,000
                                                                        -----------    -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                          (94,000)    (1,735,000)

CASH AND CASH EQUIVALENTS, beginning of year                                277,000      1,801,000
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                  $   183,000    $    66,000
                                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                          $    11,000    $    14,000
                                                                        ===========    ===========
      Income taxes                                                      $        --    $        --
                                                                        ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Note and Security Agreement collaterilized by subsidiary's
       accounts receivable and inventory                                $ 2,545,000    $        --
    Convertible debt warrants                                                14,000             --
    Capital leases entered into to acquire computer equipment                    --        132,000
    Conversion of debt to common stock
          Long-term debt                                                         --         65,000
          Accrued interest payable                                               --         50,000
    Issuance of 10,000 shares of common stock as compensation
       to former employee                                                        --         38,000

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)


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

During the June 2000 quarter, the Company started marketing computer systems in addition to its legal plans through its distribution channels to provide additional benefits to employees at the worksite. The Company's subsidiary, Einstein Computer Corporation, ("Einstein") entered into agreements to procure, distribute and finance computer systems, targeting people who do not own or need an additional personal computer. Participating work site employees pay for the computer systems through automatic payroll deduction. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. Sales of this product began during the quarter ended December 31, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2000, filed with the SEC on September 28, 2000. The financial statements as of and for the periods ended December 31, 2000 and 1999 are unaudited. The consolidated financial statements for the period ended December 31, 2000 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three and six months ended December 31, 2000, are not necessarily indicative of the results expected for the year ending June 30, 2001. See "Going Concern Considerations", below.

GOING CONCERN CONSIDERATIONS. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and, other than the current quarter, has yet to generate sufficient revenues from its operating activities to cover its expenses. In addition, the Company continues to be in default on certain of its debt agreements amounting to $291,000 at December 31, 2000. Management recognizes that the Company must generate additional resources and continue with profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the issuance of common stock, preferred stock and debt pursuant to placements, and to obtain operating capital through revenue growth. See Note 6 for activities occurring subsequent to December 31, 2000. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional growth capital and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

ACCOUNTS RECEIVABLE. Accounts receivable at December 31, 2000,were comprised of $262,000 relating to LCOA memberships and $2,441,000 relating to the sales of personal computers. At June 30,2000, accounts receivable represented amounts due for LCOA memberships. The personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of 36 months. Collection on these receivables are used to repay Gateway's Note.

INVENTORY. Carrying amounts of merchandise and materials inventories are generally determined on a specific identification method and are carried at the lower of cost or market.

REVENUE RECOGNITION AND CREDIT RISKS. Membership revenue from services provided to employees at work-sites is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer-based services are recognized in the period the services are provided. The Company reserves for uncollected membership fees and for certain collected membership fees, subject to refund policy. Provision for losses are provided in the financial statements and consistently have been within management's expectations.

Sales revenue from computer systems is recorded upon shipment of the product to the customer. Cost of sales is recognized based on the number of units shipped during the period. The Company has reserved five percent of sales as estimated losses on sales shipped during the December 2000 quarter, which is management's current best estimate. Management will continue to analyze and adjust its allowance for doubtful accounts based on future accounts receivable collections.

INCOME TAXES. The Company has tax net operating losses carryforwards (NOLs) of approximately $5,607,000 expiring through 2014 and accordingly no income tax provision (benefit) is recognized on the financial statements. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance

EARNINGS (LOSS) PER SHARE. Statement of Financial Accounting Standard 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share
(EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company's common equivalent shares include the Series A convertible preferred stock, Series B convertible preferred stock, stock options and warrants. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations.

RECLASSIFICATION. Certain amounts have been reclassified in the 1999 financial statements to conform with the 2000 presentation.

NOTE 2 - LONG-TERM OBLIGATIONS

At December 31 and June 30 2000, long-term debt and capital leases consist of the following:

                                                                           December 31,     June 30,
                                                                               2000           2000
                                                                            ----------     ----------
Term loans with various maturity dates through 1998.  Interest rates range from 12% to 15% plus an  additional  interest  payment of 20% of the principal  amount at maturity.  Interest  only is payable  monthly
during the terms of the loans                                               $  127,000     $  127,000

Term loans from a shareholder with interest rates of 9% and 12%,
with maturity dates on or before July 2000                                      41,000         46,000

Capital leases with terms from three to five years, with imputed
interest rates ranging from 9% to 22%                                          131,000        153,000

Term loan from a shareholder bearing interest at 7%, due April 2000             40,000         45,000

Convertible notes at a stated interest coupon rate of 25%, due
September 2001                                                                 184,000             --

Note and Security Agreement bearing interest at 15.5%,                       2,545,000             --
maturing September 2003

Term loans refinanced during 1999:

    Payable in monthly installments of $5,000, including interest at
    a rate of 6%, through September 2000                                            --         13,000

    Payable in monthly installments of $12,250, including interest at
    a rate of 8%, through March 2001                                            83,000        106,000

                                                                            ----------     ----------
Total long-term obligations                                                  3,151,000        490,000
Less:  Current portion                                                       1,371,000        382,000
                                                                            ----------     ----------

Long-term obligations, less current portion                                 $1,780,000     $  108,000
                                                                            ==========     ==========

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway Companies, Inc. (Gateway) to finance the purchase of computer systems by its Einstein subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Payments under this Note are to be made to Gateway from the monthly installment payments collected on Einstein's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. Outstanding borrowings under this agreement are collateralized by Einstein's accounts receivable and inventory.

During the six months ended December 31, 2000, the Company issued $192,000 of unsecured Convertible Notes in a private placement to accredited investors. The notes have a stated coupon rate of 25% and mature in one year, with interest due at maturity. At maturity, the holder will have the option to convert the outstanding balance of the principal and interest, into shares of the Company's common stock at $0.50 per share. The Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, at an exercise price of $0.50 per share. The value assigned for accounting purposes to the 96,000 warrants issued was $10,000. This amount has been included in additional paid-in capital and as a reduction of the Convertible Notes, with the $10,000 to be accreted to interest expense over the term of the notes.

The total principal amount of Term Loans is due within one year or is in default with respect to certain principal and interest payments and accordingly all has been classified as current. Some Term Loans were refinanced during the year ended June 30, 1999 and are presented separately under refinanced loans.

Interest expense for the three months and six months ended December 31, 2000 totaled $65,000 and $81,000, respectively. Interest expense for the three months and six months ended December 31, 1999 totaled $16,000 and $35,000, respectively.


NOTE 3 - CAPITAL STOCK

COMMON STOCK

During the six months ended December 31, 2000, the Company issued 385,000 shares of common stock for $193,000, or $0.50 per share, in private placements to accredited investors and 76,800 shares of common stock were issued for $19,000, or $0.25 per share.

The Company issued 136,000 shares of common stock during the six months ended December 31, 2000, in settlement of a dispute that arose relating to a 1996 asset purchase agreement.

CONVERTIBLE DEBT

In September 2000, the Company raised $192,000 through a private placement of Convertible Notes to accredited investors (see Note 2). Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. Additionally, the Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, or 96,000 warrants, at an exercise price of $0.50 per share. The fair value of the Company's common stock at the date of issuance of the convertible debt was below $0.50 per share. Brokers authorized by the Company, who participated in the private placement of Convertible Notes, are entitled to receive warrants to purchase 10% of the common stock underlying the notes placed by the broker, or 38,400 warrants, at $0.50 per share, in addition to a fee of 10% of the proceeds raised.

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

In October 2000, the Company issued a former employee warrants to purchase 200,000 shares of common stock at $0.35 per share. The warrants have a contractual life of five years and were issued with an exercise price above the fair value of the Company's common stock.

In November 2000, the Company issued warrants to purchase 333,400 shares of common stock at $0.33 per share to business partners. The warrants have a contractual life of five years and were issued with an exercise price above the fair value of the Company's common stock.

STOCK OPTIONS

In October 2000, the Compensation Committee of the Board of Directors approved an amendment to the Company's stock option plan (the Plan) to increase to 4,000,000, from 2,000,000, the number of authorized and reserved shares of the Company's common stock. On November 8, 2000, the Compensation Committee of the Board of Directors approved a grant for 1,620,000 options. Options under this grant were given to all full-time employees of the Company who had completed one year of service. These options vest over three years and expire not more than 10 years from the date of grant. Options are issued at prices not less than the market value of the common stock at date of grant. Outstanding options, until fully vested, are contingent upon continued service.


NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted earnings per share (EPS) for the three months ended December 31, 2000, were calculated as follows.


                                                     Basic EPS     Diluted EPS
                                                    -----------    -----------
Net income                                          $   100,000    $   100,000
Convertible notes interest                                   --         12,000
                                                    -----------    -----------
     Net income available to common shareholders    $   100,000    $   112,000
                                                    ===========    ===========

Average Number of Common Stock and Common
Stock Equivalent Shares
   Average common shares outstanding                 19,255,951     19,255,951
   Series A convertible preferred stock                      --      2,777,800
   Series B convertible preferred stock                      --      1,216,000
   Convertible notes                                         --        384,000
   Stock options                                             --             --
   Warrants                                                  --             --
                                                    -----------    -----------
Total average common stock and equivalent shares     19,255,951     23,633,751
                                                    ===========    ===========

Earnings per share                                  $     0.005    $     0.005
                                                    ===========    ===========


For the six months ended December 31, 2000 and the three and six months ended December 31, 1999, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the six months ended December 31, 2000 and the three and six months ended December 31,1999 include the following:

--------------------------------------------------------------------------------
                                        Three Months       Six Months Ended
                                           Ended       -----------------------
                                        December 31,  December 31,  December 31,
                                            1999          2000          1999
                                         ---------     ---------     ---------
Common stock options                     1,172,523     2,447,523     1,172,523
Series A convertible preferred stk       2,777,800     2,777,800     2,777,800
Series B convertible preferred stk         116,000     1,216,000       116,000
Convertible Notes                               --       384,000            --
Warrants relating to issuance of-
    Common stock                         1,050,000     1,050,000     1,050,000
    Series B preferred stock                    --       395,600            --
    Convertible notes                           --       134,400            --
    Other                                       --     1,083,400            --

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

At December 31, 2000, the Company had letters of credit totaling $110,000, relating to the Company's office space lease and equipment leases. The letters of credit are collateralized by deposits held in escrow at a financial institution, and have one-year renewable terms. Management does not expect that any claims will be made against these financial instruments and therefore expects no material losses to result from these off-balance-sheet instruments.

LEGAL PROCEEDINGS

The Company filed an action styled LegalClub.com, Inc. v. Bernstein in August 1999 in the Broward County Circuit Court. This action involved the Company's claims to rescind certain stock issuance's to Bernstein, and claims for slander and various filed and threatened counterclaims from Mr. Bernstein for alleged back compensation and other matters. After preliminary proceedings in the case, the parties entered into a stipulated settlement in April 2000. The settlement requires payments to Mr. Bernstein of $100,000 in cash, paid in April 2000, and $80,000 on deferred terms, imposes certain restrictions on the timing of Mr. Bernstein's sales of Company's stock, and provides that the parties will refrain from disparaging comments concerning each other. Recently, a dispute arouse regarding one of the deferred payments, and under the terms of the settlement, Bernstein received a default judgment for $400,000 against the Company. The Company has vigorously contested this judgement. At the first hearing on the Company's motion to vacate the judgement, held November 2000, the Court continued the matter until early 2001.

From time to time, the Company is exposed to claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such outstanding issues will be resolved without further impairing the financial condition of the Company.


NOTE 6 - SUBSEQUENT EVENTS

The Company is currently negotiating a non-recourse agreement with Gateway and a finance company, whereby the Company will continue to sell Gateway personal computers as a voluntary benefit to employees at the worksite. This new agreement is scheduled for completion and implementation by not later than March 1, 2001. The Company expects to continue selling personal computers to employees at the worksite under this arrangement after that date under this new arrangement. Any deferral of this starting date could materially adversely affect Einstein and its computer sales activities, and thereby adversely affect the finances of the Company as a whole.

The Company is currently negotiating equity financing with a capital markets investment company to provide working capital, and allow the Company to expand its Einstein personal computer marketing and provide additional resources to continue the growth of Legal Club's membership revenue. There can be no assurance that the Company will be able to obtain such equity financing at prices acceptable to the Company. As such, this could have an adverse impact on the Company's future cash flows and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net income and diluted earnings per share increased 108.4% and 108.3%, to $100,000 or $0.005 per diluted and basic share for the three months ended December 31, 2000, compared to a net loss of $(1,189,000) or $(0.06) per basic and diluted share during the same quarter in 1999. For the six months ended December 31, 2000, the Company reported a net loss of $(509,000), or $(0.03) per basic and diluted share, reflecting decreases of 76.8% and 75.0% in the Company's net loss and diluted loss per share, respectively, compared to $(2,194,000), or $(0.12) per basic and diluted share during the six-month period in 1999. These improvements of $1,289,000 and $1,685,000 during the three and six months ended December 31, 2000, respectively, compared to the comparable periods in 1999 are attributable to sales of personal computers by the Company's Einstein subsidiary, increases in Legal Club membership sales, and reductions in operating expenses, (excluding cost of sales).

During the December 2000 quarter, the Company reported revenues of $3,476,000 compared to $502,000 for the same period in 1999, an increase of 592.4%. For the six months ended December 31, 2000 the Company reported revenues of $4,142,000 compared to $1,257,000 for the comparable period in 1999, an increase of 229.5%.

In October 2000, the Company started selling personal computers to employees at worksites through its Einstein subsidiary. During the three and six months ended December 31, 2000, the Company recognized $2,449,000 of such sales.

During the December 2000 quarter, Legal Club membership revenue was $1,027,000, a 104.6% increase from $502,000 during the same period in 1999. Revenues derived from direct marketing and affinity sales increased 555.9% to $833,000 for the three months ended December 31, 2000, from $127,000 in the same period in 1999. Revenues associated with sales of Legal Club benefits from employer groups increased 18.4%, to $219,000 during the December 2000 quarter, from $185,000 in the same period in 1999. Revenue from infomercial sales declined $212,000 as the Company discontinued this marketing channel in November 1999. During the six months ended December 31, 2000, membership revenue increased $436,000, or 34.7%, to $1,693,000 from $1,257,000 during the same period in 1999. Revenues from direct marketing and affinity sales programs totaled $746,000, reflecting a 159.0% increased compared with $288,000 for the six months ended December 31, 1999. Revenues from employer group sales increased 93.2%, to $997,000 during the six month period in 2000, from $516,000 during the comparable period in 1999. Revenue from infomercial sales declined $385,000 as a result of the discontinuance of this marketing channel in November 1999.

Cost of sales associated with sales of personal computers amounted to $1,985,000 during the three and six months ended December 31, 2000. Gross profit margin on personal computer sales was 18.9%.

Operating expenses decreased $348,000, or 20.7%, to $1,335,000, during the three months ended December 31, 2000, compared with $1,683,000 during the comparable period in 1999. For the six-month period in 2000, operating expenses decreased $837,000, or 24.3%, to $2,603,000, from $3,440,000 during the same period in
1999. The decreases in operating expenses during the quarter and six month period of 2000 reflects primarily the cost reduction initiatives put in place by management during the September 2000 quarter, as well as reduction in airtime costs associated with discontinued infomercial commercials.

Compensation and employee benefits decreased $228,000, or 30.3%, to $525,000, during the December 2000 quarter, compared with the same period in 1999. This decrease was comprised of a $114,000 decrease in consultant costs, $81,000 and $33,000 associated with lower compensation and benefit expenses, respectively, resulting from a 19.4% reduction in the number of employees compared with 1999. During the six months ended December 31, 2000, compensation and employee benefits decreased $235,000, or 17.6%, to $1,097,000 compared with $1,332,000 during the same period in 1999. The decrease for the six month period is primarily the result of a $227,000 decrease in contract labor costs.

Advertising and marketing costs were $5,000 during three months ended December 31, 2000, a 98.3% decrease compared with $291,000 during the comparable period in 1999. The decrease for the quarter was primarily attributable to a $186,000 decrease in infomercial television placements and production costs associated with developing the infomercials, as the Company discontinued this marketing effort in November 1999, and a $61,000 decrease in other media advertising costs. During the six months ended December 31, 2000, advertising and marketing costs decreased $615,000, or 82.3%, to $132,000 from $747,000 during the same period in 1999. The decrease for the six-month period resulted principally from a $569,000 decrease in infomercial television placements.

Professional fees decreased $56,000, or 36.1%, during the December 2000 quarter, to $99,000 from $155,000 in 1999. This decrease primarily reflects a $52,000 reduction in financial advisor fees for the quarter ended December 31, 2000, compared with the same period in 1999. Professional fees decreased $100,000, or 30.3% during the six month period in 2000, from $330,000 in 1999. The decrease in professional fees was due primarily to lower financial advisor fees amounting to $69,000, a $7,000 decrease in transfer agent fees, and a decline in legal fees of $12,000.

General and administrative expenses were $576,000 during the three months ended December 31, 2000, an increase of 63.2%, compared with $353,000 during the same period in 1999. The increase in fiscal year 2000, compared with 1999 was due to the $116,000 provision for credit losses relating to personal computer sales and higher commissions costs, and fulfillment and printing costs. These increases were offset by a decrease in travel expenses. Commissions paid to agents increased $216,000, or 571.9%, as a result of commissions associated with higher direct marketing and affinity Legal Club membership fees recognized during the quarter. Fulfillment and printing costs increased $50,000, due to higher production and other costs associated with the higher revenue volume. The $110,000 decrease in travel expense was attributable to the efforts in 1999 required to train new brokers and agents, as well as travel attributable to capital raises effectuated during 1999. For the six months ended December 31, 2000, general and administrative expenses increased $62,000, or 7.4%, from $837,000 in 1999. Provision for credit losses relating to personal computer sales amounted to $116,000 during this period. Commissions paid to agents increased $139,000, or 96.6%, and fulfillment and printing costs increased $17,000. These increases were offset by an $84,000 decrease in telecommunication costs and a decline of $117,000 in travel expense

Occupancy expenses decreased $12,000, or 11.4%, to $93,000, during the December 2000 quarter from $105,000 during the comparable period in 1999 due to lower regional office space costs, offset by increased security costs. Office space costs decreased $24,000 primarily due to the closing of certain regional offices during 2000. The $8,000 increase in security costs were associated with the personal computer inventory warehousing security. For the six months ended December 31, 2000, occupancy expenses increased $28,000 primarily from the effect of six months of rent expense in fiscal 2000 compared to 1999, as the Company moved to its new headquarters in Sunrise, Florida during August 1999, as well as the increase in security costs during the December 2000 quarter.

Depreciation and amortization expenses amounted to $37,000 and $64,000 during the three and six months ended December 31, 2000, compared with $26,000 and $41,000 for the comparable periods in 1999. As a result of the increase in the infrastructure required to service the customer base growth during the past fiscal year, the Company purchased office furniture and equipment and entered into capital leases for office and computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $414,000 for the six months ended December 31, 2000, compared with $1,827,000 for the comparable period in 1999. The $1,413,000 decrease in net cash used in operating activities resulted primarily from a $1,685,000 decrease in the net loss, an increase of $143,000 in accounts payable and a $86,000 decrease in accounts receivable offset by an increase of $393,000 in inventory, compared with 1999. The increase in accounts payable was due to the timing of payments to vendors. In July 1999, the Company began to record accounts receivable as a result of its impact on the financial statements. As of December 1999 the Company had $193,000 of Legal Club accounts receivable compared to $262,000 during the same period in 2000. Cash flows used for investing activities decreased $68,000 in 2000 compared to 1999. This was due to higher acquisition of software and investment in leasehold improvements in 1999.

Cash flows provided by financing activities were $403,000 for the six months ended December 31, 2000, compared to $243,000 for the same period in 1999. During the 2000, Company (1) issued $192,000 of convertible notes, (2) sold 461,800 shares of common stock for $212,000 (3) lowered collateral on outstanding letters of credit by $67,000 and (4) repaid $68,000 of long-term debt. During 1999 the Company (1) sold 250,000 shares of common stock in a private placement for $250,000, (2) 1,160 shares of Series B convertible preferred stock were sold through a private placement offering for $230,000 and
(3) obtained a $50,000 loan from a shareholder. During this same period $177,000 was placed in escrow as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases, and repaid $110,000 of long-term debt.

The Company, except for the December 2000 quarter, has incurred losses since its inception, and continues to require additional capital to fund operations and development. During the six months ended December 31, 2000, the Company raised $192,000 through a private placement of convertible notes. The notes have a stated coupon rate of 25% per annum, maturing in one year. Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. During the December 2000 six-month period, the Company sold 385,000 shares of common stock for $193,000, or $0.50 per share, in private placements to accredited investors and 76,800 shares of common stock were sold for $19,000, or $0.25 per share. The Company is currently negotiating equity financing with a capital markets investment company to provide working capital, and allow the Company to expand its Einstein personal computer marketing and provide additional resources to continue the growth of Legal Club's membership revenue. There can be no assurance that the Company will be able to obtain such equity financing at prices acceptable to the Company. As such, this could have an adverse impact on the Company's future cash flows and results of operations. See Notes 2, 3 and 6 to the Consolidated Financial Statements.

The Company executed vendor and financing agreements with Gateway, Inc. (Gateway) which provided vendor financing of personal computers to Einstein with terms and conditions parallel to the Company's extension of credit to employees at the worksite. The Note and Security agreement with Gateway to finance the purchase of computer systems by its Einstein subsidiary matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Payments under this Note are to be made to Gateway from the monthly installment payments collected on Einstein's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. Outstanding borrowings under this agreement are collateralized by Einstein's accounts receivable and inventory. The Company is currently negotiating a non-recourse agreement with Gateway and a finance company, whereby the Company will continue to sell Gateway personal computers as a voluntary benefit to employees at the worksite. This new agreement is scheduled for completion and implementation by not later than March 1, 2001. The Company expects to continue selling personal computers to employees at the worksite under this arrangement after that date under this new arrangement. Any deferral of this starting date could materially adversely affect Einstein and its computer sales activities, and thereby adversely affect the finances of the Company as a whole. See Notes 2 and 6 to the Consolidated Financial Statements.

The new Gateway agreement being negotiated may cause the Company to recognize revenues on a net basis vs. gross basis, as is currently being presented on the financial statements for the quarter and six months ended December 31, 2000. Such revenue recognition, under the net basis will cause the Company to present materially less revenues as was recognized in the quarter and six-month period ended December 31, 2000. The net basis presentation means the Company will present its current gross profit as sales, net (sales less cost of sales). This presentation change will have no impact on net income recognition.

Management intends to generate the necessary capital to operate for the next twelve months by achieving break even cash flow from operations and maintaining profitability, and if required, selling common or preferred shares or convertible debt to qualified investors in private placements. During the quarter ended December 2000, the Company reduced its losses and successfully shifted its source of revenues away from infomercials to direct marketing and worksite sales, compared to 1999. The Company will focus on increasing its revenues through sales in the direct marketing segment, worksites, as well as new sales in its Einstein division, while decreasing costs where applicable. Management believes that their efforts to reduce costs and increase revenues have been successful, as reflected during the quarter ended December 31, 2000. Management continues to examine expenses for reduction possibilities, as well as look for new revenue opportunities to continue, and grow the current profit trend. Unless the Company is successful in its efforts to achieve break even and maintain profitability it may be required to raise capital through private investors. If such efforts are not successful, management believes that the Company may not be able to continue operations for the next twelve months. The Company has put a plan into effect to achieve profitability through the end of fiscal year 2001; however, there are no assurances that the Company will be able to successfully achieve the plan.

On October 27, 1999, the Company obtained a $50,000 six-month term loan at a 7% annual interest rate from Jason Krouse, the Company's Executive Vice President of Sales. The loan and interest were due and payable in July 2000. At December 31, 2000, the amount outstanding on this loan was $40,000. Although the Company has received from time to time related party loans in the past, there is no assurance that shareholders would be willing to make such loans in the future.

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

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $291,000 at December 31, 2000. These debt agreements have various maturities from 1998 through April 2000. Principal and accrued interest, at annual rates ranging from 7% to 15%, and on term loans, an additional interest payment equal to 20% of the principal amount, are currently in default. Management will continue its attempt to convert the remaining $127,000 principal amount of term loans to common stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. Should debt holders be able to accelerate repayment of amounts in default, there is no assurance that the Company could pay such amounts without adversely impacting operations.

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

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Refer to Part 1, Item 1, Note 3, incorporated herein by reference for a discussion of the sale of Common Stock and the issuance of Common Stock warrants and options.

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

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits Filed

              No 11 - Statement re Computation of Per Share Earnings. See
                      Note 4 to the accompanying financial statements.

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter December 31, 2000.

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying December 31, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ AHEARN, JASCO + COMPANY, P.A.
------------------------------------
Ahearn, Jasco + Company, P.A.
Certified Public Accountants

Pompano Beach, Florida
February 13, 2001

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2001
                                     LEGAL CLUB OF AMERICA CORPORATION



                                     By: /s/ BRETT MERL
                                         ---------------------------------------
                                         Brett Merl, Chairman and Chief
                                         Executive Officer


                                     By: /s/ MICHAEL SAMACH
                                         ---------------------------------------
                                         Michael Samach, Chief Financial Officer
                                         (Principal Financial Officer)