Form 10QSB
period 2001-03-31
LEGAL CLUB OF AMERICA CORP
filed 2001-05-15
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                  ------------

                  [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2001

                  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                  For the transition period from ___________ to ____________

                  Commission file number: 000-28193


                        Legal Club of America Corporation
            ---------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Colorado                                    84-1174969
   ---------------------------------                 ------------------------
     (State or other jurisdiction                         (IRS Employer
   of Incorporation or Organization)                   Identification Number)

            1601 N. Harrison Pkwy., Suite 200
                      Sunrise, Florida                  33323
         ---------------------------------------     ------------
         (Address of Principal Executive Offices)    (Zip Code)

                                 (954) 267-0920
                              --------------------
                           (Issuer's Telephone Number)

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 Par Value, 20,720,506 shares outstanding as of April 30, 2001.

Transitional Small Business Disclosure Format

Yes [ ]   No [X]

                        LEGAL CLUB OF AMERICA CORPORATION

                                   FORM 10-QSB

                                Table of Contents
                                -----------------

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

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................10-14

PART II  OTHER INFORMATION

   Item 1. Legal Proceedings..................................................15
   Item 2. Changes in Securities and Use of Proceeds..........................15
   Item 3. Default Upon Senior Securities.....................................15
   Item 6. Exhibits and Reports on Form 8-K...................................15

   Signatures.................................................................17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND JUNE 30, 2000

                                                                               March 31,
                                                                                 2001             June 30,
                                                                              (Unaudited)         2000
                                                                              ------------    ------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                    $     63,000    $    277,000
 Restricted cash                                                                   110,000         177,000
 Accounts receivable, net of allowance for doubtful accounts of $151,000 at
   March 31, 2001 and $47,000 at June 30, 2000                                   2,616,000         197,000
 Inventory                                                                         298,000             -
 Prepaid expenses                                                                    2,000          27,000
 Advances and other assets                                                         131,000          70,000
                                                                              ------------    ------------

       TOTAL CURRENT ASSETS                                                      3,220,000         748,000

PROPERTY AND EQUIPMENT, net                                                        599,000         567,000

OTHER ASSETS                                                                        24,000          14,000
                                                                              ------------    ------------
       TOTAL                                                                  $  3,843,000    $  1,329,000
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                             $    758,000    $    667,000
 Accrued compensation and related expenses                                         172,000         157,000
 Current portion of long-term debt and capital leases                              514,000         382,000
 Interest payable                                                                  290,000         123,000
 Accrued commissions on Series B preferred stock                                   194,000         194,000
 Accrued legal settlement                                                           67,000          80,000
 Other accrued expenses and liabilities                                            176,000         113,000
                                                                              ------------    ------------

       TOTAL CURRENT LIABILITIES                                                 2,171,000       1,716,000
                                                                              ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                          2,615,000         108,000
                                                                              ------------    ------------

TOTAL LIABILITIES                                                                4,786,000       1,824,000
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
  40,000 shares designated Series A;  16,668, issued and outstanding                   -               -
  March 31, 2001 and 27,778 at June 30, 2000
  26,000 shares designated Series B;  12,160 issued and outstanding                    -               -
 Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,720,506 shares issued and outstanding at March 31, 2001 and
  19,011,594 at June 30, 2000                                                        2,000           2,000
 Additional paid-in capital                                                     11,937,000      11,712,000
 Deficit                                                                       (12,408,000)    (11,753,000)
 Stock subscriptions, including interest receivable                               (474,000)       (456,000)
                                                                              ------------    ------------

       STOCKHOLDERS' DEFICIT, NET                                                 (943,000)       (495,000)
                                                                              ------------    ------------

       TOTAL                                                                  $  3,843,000    $  1,329,000
                                                                              ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     Three Months Ended              Nine Months Ended
                                               ----------------------------    ----------------------------
                                                 March 31,       March 31,       March 31,      March 31,
                                                   2001           2000             2001           2000
                                               ------------    ------------    ------------    ------------
REVENUES:
   Membership fee income                       $    942,000    $    388,000    $  2,635,000    $  1,644,000
   Sales                                            166,000              --       2,615,000              --
                                               ------------    ------------    ------------    ------------

        TOTAL REVENUES                            1,108,000         388,000       5,250,000       1,644,000
                                               ------------    ------------    ------------    ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                    100,000              --       2,085,000              --
   Compensation and employee benefits               594,000         841,000       1,691,000       2,173,000
   Advertising and Marketing                         12,000         177,000         144,000         924,000
   Professional fees                                 82,000         117,000         312,000         447,000
   Office, administrative, and general              319,000         478,000       1,218,000       1,314,000
   Occupancy                                         81,000          90,000         262,000         244,000
   Depreciation and amortization                     41,000          36,000         105,000          76,000
                                               ------------    ------------    ------------    ------------

          TOTAL OPERATING EXPENSES                1,229,000       1,739,000       5,817,000       5,178,000
                                               ------------    ------------    ------------    ------------

         LOSS FROM OPERATIONS                      (121,000)     (1,351,000)       (567,000)     (3,534,000)
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Other income                                      99,000          37,000         117,000          61,000
   Interest expense                                (124,000)        (17,000)       (205,000)        (52,000)
                                               ------------    ------------    ------------    ------------

          OTHER, NET                                (25,000)         20,000         (88,000)          9,000
                                               ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                     (146,000)     (1,331,000)       (655,000)     (3,525,000)
INCOME TAX BENEFIT                                       --              --              --              --
                                               ------------    ------------    ------------    ------------

          NET LOSS                             $   (146,000)   $ (1,331,000)   $   (655,000)   $ (3,525,000)
                                               ============    ============    ============    ============

LOSS PER COMMON SHARE:
   Basic and Diluted                           $      (0.01)   $      (0.07)   $      (0.03)   $      (0.19)
                                               ============    ============    ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic and Diluted                             19,658,777      18,834,430      19,306,894      18,665,308
                                               ============    ============    ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                            2001          2000
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $  (655,000)   $(3,525,000)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                             105,000         76,000
  Provision for doubtful accounts                                           104,000        (52,000)
  Amortization of debt discount                                               5,000
  Services performed for common stock                                           -          115,000
  Legal settlement with former employee                                      47,000        180,000
  Interest due from shareholders                                            (18,000)       (18,000)
  Changes in certain assets and liabilities:
   Accounts receivable                                                       22,000       (257,000)
   Inventory                                                               (298,000)           -
   Prepaid expenses                                                          25,000         56,000
   Advances and other assets                                                (70,000)        13,000
   Accounts payable                                                          91,000        212,000
   Accrued compensation and related accounts                                 15,000        (73,000)
   Interest payable                                                         167,000         26,000
   Commissions on Series B preferred stock                                      -          194,000
   Other accrued expenses and other liabilities                               3,000       (136,000)
                                                                        -----------    -----------

   NET CASH USED IN OPERATING ACTIVITIES                                   (457,000)    (3,189,000)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
   Purchase of property and equipment                                      (136,000)      (236,000)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Restricted cash                                                             67,000       (177,000)
 Proceeds from long-term debt                                               192,000         50,000
 Repayments of long-term debt and capital leases                            (92,000)      (172,000)
 Issuances of Series B preferred stock                                          -        3,040,000
 Issuances of common stock                                                  212,000        250,000
                                                                        -----------    -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                379,000      2,991,000
                                                                        -----------    -----------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                               (214,000)      (434,000)

CASH AND CASH EQUIVALENTS, beginning of year                                277,000      1,801,000
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                  $    63,000    $ 1,367,000
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                              $    15,000    $    26,000
                                                                        ===========    ===========
  Income taxes                                                          $       -      $       -
                                                                        ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Note and Security Agreement collaterilized by subsidiary's
  accounts receivable and inventory                                     $ 2,545,000    $       -
 Convertible debt warrants                                                   14,000            -
 Conversion of 11,111 shares of Series A Preferred Stock
  into 1,111,112 shares of Common Stock                                   1,000,000            -
 Capital leases entered into to acquire computer equipment                      -          179,000
 Conversion of debt to common stock
       Long-term debt                                                           -           90,000
       Accrued interest payable                                                 -           67,000
 Common stock issued as compensation to employees and consultants
       88,512 shares of common stock                                            -          115,000

See notes to the consolidated financial statements

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000 (Unaudited)


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

During the June 2000 quarter, the Company started marketing computer systems in addition to its legal plans through its distribution channels to provide additional benefits to employees at the worksite. The Company's subsidiary, Einstein Computer Corporation, ("Einstein") entered into agreements to procure, distribute and finance computer systems, targeting people who do not own a personal computer or need an additional one. Participating work site employees pay for the computer systems through automatic payroll deduction. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. The Company launched this program under agreements with Gateway Companies, Inc. (Gateway) during the quarter ended December 31, 2000. As of February, 2001, however, Gateway terminated its worksite program with Einstein. The Company is currently seeking to replace the Gateway payroll deduction program by negotiating new agreements with IBM and MBNA for the Company to sell IBM personal computers as a voluntary benefit to employees at the worksite. Under these arrangements, MNBA will finance the employee's computer purchase through a credit card and not by payroll deduction. However, there can be no assurance that the Company will be able to conclude such replacement agreements, or that the credit card program will achieve the market penetration and success that the Gateway, payroll deduction plan could have achieved. If the replacement arrangements are not concluded, or do not achieve the same levels of sales and success that a payroll deduction plan could achieve, this could have an adverse effect on the Company's ability to market personal computers at the worksite, and on its future cash flows and results of operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2000, filed with the SEC on September 28, 2000. The financial statements as of and for the periods ended March 31, 2001 and 2000 are unaudited. The consolidated financial statements for the periods ended March 31, 2001 and 2000 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three and nine months ended March 31, 2001, are not necessarily indicative of the results expected for the year ending June 30, 2001. See "Going Concern Considerations", below.

GOING CONCERN CONSIDERATIONS. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and, other than the quarter ended December 31, 2000, has not generated sufficient revenues from its operating activities to cover its expenses. In addition, the Company continues to be in default on certain of its debt agreements amounting to $278,000 at March 31, 2001. Management recognizes that the Company must generate additional resources and resume profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the issuance of common stock, preferred stock and debt pursuant to placements, and to obtain operating capital through revenue growth. See Note 6 for activities occurring subsequent to March 31, 2001. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional growth capital and resuming and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

ACCOUNTS RECEIVABLE. Accounts receivable at March 31, 2001, were comprised of $260,000 relating to LCOA memberships and $2,507,000 relating to the sales of personal computers. At June 30, 2000, accounts receivable represented only amounts due for LCOA memberships. The personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months.

INVENTORY. Carrying amounts of merchandise and materials inventories are generally determined on a specific identification method and are carried at the lower of cost or market

REVENUE RECOGNITION AND CREDIT RISKS. Membership revenue from services provided to employees at work-sites is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer-based services are recognized in the period the services are provided. The Company reserves for uncollected membership fees and for certain collected membership fees, subject to refund policy. Provision for losses are provided in the financial statements and consistently have been within management's expectations.

Sales revenue from computer systems is recorded upon shipment of the product to the customer. Cost of sales is recognized based on the number of units shipped during the period. The Company has reserved five percent of sales as estimated losses on sales shipped during the nine month period ended March 2001, which is management's current best estimate. Management continues to analyze and will adjust its allowance for doubtful accounts based on future accounts receivable collections.

INCOME TAXES. The Company has tax net operating losses carryforwards (NOLs) of approximately $10,064,000 expiring beginning 2011 and accordingly no income tax provision (benefit) is recognized on the financial statements. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance

EARNINGS (LOSS) PER SHARE. Statement of Financial Accounting Standard 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share
(EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company's common equivalent shares include the Series A convertible preferred stock, Series B convertible preferred stock, stock options and warrants. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations.

RECLASSIFICATION. Certain amounts have been reclassified in the 2000 financial statements to conform with the 2001 presentation.


NOTE 2 - LONG-TERM OBLIGATIONS

At March 31, 2001 and June 30 2000, long-term debt and capital leases consist of the following:

                                                                                            March 31,      June 30,
                                                                                              2001           2000
                                                                                         ------------   ------------
Term loans with various maturity dates through 1998. Interest rates range from 12% to 15% plus an additional interest payment of 20% of the  principal amount at  maturity. Interest  only is
payable monthly during the terms of the loans                                            $    127,000   $    127,000

Term loans from a  shareholder  with  interest  rates of 9% and
12%, with maturity dates on or before July 2000                                                41,000         46,000

Capital leases with  terms  from  three  to five years, with
imputed interest rates ranging from 9% to 22%                                                 120,000        153,000

Term loan from a shareholder  bearing interest at 7%, due April
2000                                                                                           39,000         45,000

Convertible notes at a stated  interest coupon rate of 25%, due
September 2001                                                                                187,000            -

Note and Security Agreement bearing interest at 15.5%,
maturing September 2003                                                                     2,545,000            -

Term loans refinanced during 1999:

   Payable  in  monthly installments of  $5,000, including
   interest at a rate of  6%, through September 2000                                                -         13,000

   Payable in  monthly installments  of  $12,250, including
   interest at a rate of 8%, through March 2001                                                70,000        106,000
                                                                                         ------------   ------------
Total long-term obligations                                                                 3,129,000        490,000
Less:  Current portion                                                                        514,000        382,000
                                                                                         ------------   ------------
Long-term obligations, less current portion                                              $  2,615,000   $    108,000
                                                                                         ============   ============

On September 25, 2000, the Company executed a Guaranty of the Note and Security agreement between Gateway Companies, Inc. (Gateway) and the Company's Einstein subsidiary to finance the purchase of computer systems. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement are collateralized by Einstein's inventory of Gateway computers and the accounts receivable generated from sales of Gateway computers.

During the nine months ended March 31, 2001, the Company issued $192,000 of unsecured Convertible Notes in a private placement to accredited investors. The notes have a stated coupon rate of 25% and mature in one year, with interest due at maturity. At maturity, the holder will have the option to convert the outstanding balance of the principal and interest, into shares of the Company's common stock at $0.50 per share. The Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, at an exercise price of $0.50 per share. The value assigned for accounting purposes to the 96,000 warrants issued was $10,000. This amount has been included in additional paid-in capital and as a reduction of the Convertible Notes, with the $10,000 being accreted to interest expense over the term of the notes.

The total principal amount of Term Loans is due within one year or is in default with respect to certain principal and interest payments and accordingly all has been classified as current. Some Term Loans were refinanced during the year ended June 30, 1999 and are presented separately under refinanced loans.

Interest expense for the three months and nine months ended March 31, 2001 totaled $124,000 and $205,000, respectively. Interest expense for the three months and nine months ended March 31, 2000, totaled $17,000 and $52,000, respectively.

NOTE 3 - CAPITAL STOCK

CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK

In March 2001, holders of 11,111 shares of Series A Convertible Preferred Stock (Series A stock) exercised their option to convert their shares to common stock. The Series A stock was converted into 1,111,112 shares of common stock at a conversion price of $0.90 per share.

COMMON STOCK

During the nine months ended March 31, 2001, the Company issued 385,000 shares of common stock for $193,000, or $0.50 per share, in private placements to accredited investors and 76,800 shares of common stock were issued for $19,000, or $0.25 per share.

The Company issued 136,000 shares of common stock during the nine months ended March 31, 2001, in settlement of a dispute that arose relating to a 1996 asset purchase agreement.

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

STOCK OPTIONS

In October 2000, the Compensation Committee of the Board of Directors approved an amendment to the Company's stock option plan (the Plan) to increase to 4,000,000, from 2,000,000, the number of authorized and reserved shares of the Company's common stock. On November 8, 2000, the Compensation Committee of the Board of Directors approved a grant for 1,625,000 options. Options under this grant were given to all full-time employees of the Company who had completed one year of service. These options vest over three years and expire not more than 10 years from the date of grant. Options are issued at prices not less than the market value of the common stock at date of grant. Outstanding options, until fully vested, are contingent upon continued service.

NOTE 4 - NET LOSS PER COMMON SHARE

For the three and nine months ended March 31, 2001 and 2000, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three and nine months ended March 31, 2001 and 2000, include the following:


                                     ----------------------------   ----------------------------
                                           Three Months Ended             Nine Months Ended
                                     ----------------------------   ----------------------------
                                         March 31,      March 31,      March 31,      March 31,
                                           2001           2000           2001           2000
                                     --------------  -------------  -------------  -------------
Common stock options                     2,400,023      1,172,523      2,400,023      1,172,523
Series A convertible preferred stock     1,666,688      2,777,800      1,666,688      2,777,800
Series B convertible preferred stock     1,216,000      1,216,000      1,216,000      1,216,000
Convertible Notes                          384,000            -          384,000            -
Warrants relating to  issuance of-
 Common stock                            1,050,000      1,050,000      1,050,000      1,050,000
 Series B preferred stock                  395,600        395,600        395,600        395,600
 Convertible notes                         134,400            -          134,400            -
 Other                                   1,083,400            -        1,083,400            -


NOTE 5 - COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

At March 31, 2001, the Company had letters of credit totaling $110,000, relating to the Company's office space lease and equipment leases. The letters of credit are collateralized by deposits held in escrow at a financial institution, and have one-year renewable terms. Management does not expect that any claims will be made against these financial instruments and therefore expects no material losses to result from these off-balance-sheet instruments.

LEGAL PROCEEDINGS

The legal action pending with Bernstein has been settled and the final default judgement previously entered against the Company for $400,000.00 was vacated on April 5, 2001. The Settlement Stipulation entered into between the parties requires the Company to continue to make payments to Bernstein in the amount of $6,700 per month through December 15, 2001 and to issue 125,000 restricted shares of Company common stock to Bernstein. The parties each had to bear their own costs and attorney fees in the matter.

In 1997, the Company received a letter from the Florida Department of Insurance stating that the Company should be regulated as a legal expense insurer despite the Department's 1994 findings that the Company is not such an insurer. The Company contested this change of the Department's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) our Company, as currently conducting business, is not subject to regulation by the Department of Insurance as a legal expense insurer and (2) even if the Department found that we were a legal expense insurer, that we would be exempt from any regulation due to the fact that we are a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Subsequently, the Department rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer anyway. The Company appealed this ruling, and a three-judge panel in the First District Court of Appeals (DCA) heard this appeal in March 2001. The Company anticipates that the DCA will rule on the appeal within the next 60 days. A favorable ruling by the First District Court of Appeals may allow for the Company to recover certain attorney's fees and costs associated with defending its position. The ultimate determination in Florida would not preclude any other state or government agency from taking the position that the Company should be regulated in such a manner. If we lose our appeal to the Florida Courts, or another state seeks to regulate us, this could have a material adverse impact on the Company's financial condition and profitability.

From time to time, the Company is exposed to claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such outstanding issues will be resolved without material adverse affect upon the financial condition of the Company.

NOTE 6 - SUBSEQUENT EVENTS

In late 2000, the Company began marketing Gateway computers to employees at the workplace using payroll deduction payments. In furtherance of this program, the Company concluded agreements with Gateway and a finance company, providing for the Company to continue selling Gateway personal computers as a voluntary benefit to employees at the worksite. As of February, 2001, however, Gateway terminated the program with the Company. The Company is currently seeking to replace the Gateway payroll deduction program by negotiating new agreements with IBM and MBNA for the Company to sell IBM personal computers as a voluntary benefit to employees at the worksite. Under these arrangements, MNBA will finance the employee's computer purchase through a credit card and not by payroll deduction. However, there can be no assurance that the Company will be able to conclude such replacement agreements, or that the credit card program will achieve the market penetration and success that the Gateway payroll deduction plan could have achieved. If the replacement arrangements are not concluded, or do not achieve the same levels of sales and success that a payroll deduction plan could achieve, this could have an adverse effect on the Company's ability to market personal computers at the worksite, and on its future cash flows and results of operations.

The Company is currently exploring equity financing opportunities with a capital markets investment company and is seeking capital to support its operations, allow the Company to expand its Einstein personal computer marketing, and provide additional resources to continue the growth of Legal Club's membership revenue. There can be no assurance that the Company will be able to obtain such equity financing on terms acceptable to the Company, or at all. Failure to obtain such capital could have an adverse impact on the Company's future cash flows and results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended March 31, 2001 the Company's net loss decreased $1,185,000, or 89% to $(146,000) from $(1,331,000) for the same period in 2000.
For the three months ended March 31, 2001, the Company's basic and diluted loss per share decreased $0.06, or 86% to $(0.01) from a net loss of $(0.07) for the same period in 2000. For the nine months ended March 31, 2001 the Company's net loss decreased $2,870,000, or 81% to $(655,000) from $(3,525,000) for the same period in 2000. For the nine months ended March 31, 2001, the Company's basic and diluted loss per share decreased $0.16, or 84% to $(0.03) from a net loss of $(0.19) for the same period in 2000. These improvements of $1,185,000 and $2,870,000 during the three and nine months ended March 31, 2001, respectively, compared to the comparable periods in 2000 are attributable to sales of personal computers by the Company's Einstein subsidiary, increases in Legal Club membership sales, and reductions in operating expenses (excluding cost of sales).

In October 2000, the Company started selling personal computers to employees at worksites through its Einstein subsidiary. During the three and nine months ended March 31, 2001, the Company recognized $166,000 and $2,615,000 of such sales, respectively. Cost of sales associated with sales of personal computers amounted to $100,000 and $2,085,000 during the three and nine months ended March 31, 2001, respectively.

During the three months ended March 2001, Legal Club's membership revenue increased $554,000 or 143% to $942,000 from $388,000 during the same period in 2000. For the same three month period, revenues from direct marketing and affinity sales increased $483,000, or 207% to $716,000 from $233,000 during the same period in 2000. Revenues associated with sales of Legal Club benefits to employees at the worksite during the three months ended March 2001 increased $122,000 or, 110% to $233,000 from $111,000 during the same period in 2000.
During the nine months ended March 2001, Legal Club's membership revenue increased $991,000, or 60%, to $2,635,000 from $1,644,000 during the same period in 2000. Revenues derived from direct marketing and affinity sales during the nine months ended March 2001 increased $1,399,000, or 245%, to $1,970,000 from $571,000 during the same period in 2000. Revenues associated with sales of Legal Club benefits to employees at the worksite during the nine months ended March 31, 2001, increased $363,000 or 101% to $722,000 from $359,000 during the same period in 2000. The increases reflected in direct marketing and affinity sales during the three and nine months ended March 31, 2001 are the result of new agreements with direct marketing and affinity organizations. The increases associated with sales of Legal Club benefits to employees at the worksite reflect increased penetration and resultant sales, of employer worksites by contracted agent networks.

For the three months ended March 31, 2001 operating expenses excluding cost of sales associated with sales of personal computers, decreased $610,000, or 35%, to $1,129,000 compared with $1,739,000 during the same period in 2000. For the nine months ended March 31, 2001 the Company's operating expenses excluding cost of sales associated with sales of personal computers, decreased $1,446,000, or 28% to $3,732,000 compared with $5,178,000 during the same period in 2000. The decreases in operating expenses during the three and nine month periods ended March 31, 2001 reflect primarily the cost reduction initiatives put in place by management beginning September 2000 associated with consolidating operational and marketing functions, as well as reduction in advertising and airtime costs associated with discontinued infomercial marketing.

Compensation and employee benefits for the three months ended March 31, 2001 decreased $247,000, or 29%, to $594,000, compared with $841,000 during the same period in 2000. This decrease was comprised of a $98,000 decrease in compensation and benefits resulting from a 19% reduction in the number of employees compared with the same period in 2000, a $77,000 decrease in stock compensation expense, and a $81,000 decrease in consultant costs. During the nine months ended March 31, 2001, compensation and employee benefits decreased $482,000 or 22%, to $1,691,000 compared with $2,173,000 during the same period in 2000. The decrease for the nine month period is primarily the result of a $308,000 decrease in consultant costs, a decrease of $115,000 in stock compensation expense, and a $56,000 decrease in compensation and employee benefits for the comparable period.

Advertising and marketing costs for the three months ended March 31, 2001 decreased $165,000, or 93%, to $12,000, compared with $177,000 during the same period in 2000. The decrease for the three months was attributable to a $63,000 decrease in newspaper ad placements for Einstein computers and for Legal Club, a $47,000 decrease in investor relations marketing efforts, and a $25,000 decrease in general corporate marketing. During the nine months ended March 31, 2001, advertising and marketing costs decreased $780,000, or 84%, to $144,000 from $924,000 during the same period in 2000. The decrease for the nine month period resulted principally from a $559,000 decrease in infomercial television placements, a $98,000 decrease in newspaper ad placements for Einstein computers and for Legal Club, a $55,000 decrease in general corporate advertising, and a $24,000 decrease in investor relations marketing.

Professional fees for the three months ended March 31, 2001 decreased $35,000, or 30%, to $82,000, compared with $117,000 during the same period in 2000. This decrease primarily reflects a $49,000 reduction in financial advisor fees for the quarter ended March 31, 2001, compared with the same period in 2000. During the nine months ended March 31, 2001 professional fees decreased $135,000, or 30%, to $312,000 from $447,000 during the same period in 2000. The decrease in professional fees was due primarily to lower financial advisor fees amounting to $105,000, and a $16,000 decrease in transfer agent fees.

General and administrative expenses for the three months ended March 31, 2001 decreased $159,000, or 33%, to $319,000, compared with $478,000 during the same period in 2000. The decrease is primarily due to the following: (a) a decrease of $132,000 attributable to less costs associated with legal settlements, and
(b) a decrease of $75,000 attributable to less expenditures associated with printing of collateral materials. These decreases were partially offset by (a) an increase of $6,000 in the provision for doubtful accounts, (b) an increase of $8,000 in postage expenses, and (c) a $9,000 increase in auto allowance expense for the comparable period. For the nine months ended March 31, 2001, general and administrative expenses decreased $96,000, or 7%, to $1,218,000 from $1,314,000 in 2000. The decrease is primarily due to: (a) a decrease of $133,000 attributable to costs associated with legal settlements, (b) a decrease of $130,000 attributable to travel associated with sales and capital raising activities, and (c) a decrease of $98,000 attributable to lower telephone and telecommunications costs. These decreases were partially offset by (a) an increase of $170,000 for commissions paid to agents due to the sales of Einstein computers and increased Legal Club revenues, and (b) a $103,000 increase in the provision for doubtful accounts.

Occupancy expenses for the three months ended March 31, 2001 decreased $9,000, or 10%, to $81,000, compared with $90,000 during the same period in 2000. The decrease is primarily due to the closing of certain regional offices during 2000, partially offset by an increase in base rent at the corporate offices. For the nine months ended March 31, 2001, occupancy expenses increased $18,000, or 7%, to $262,000 from $244,000 in 2000. The increase is primarily due to an $8,000 increase in security costs associated with warehousing computers and by an increase in base rent at the corporate offices.

Depreciation and amortization expenses for the three months ended March 31, 2001 increased $5,000, or 14%, to $41,000, compared with $36,000 during the same period in 2000. For the nine months ended March 31, 2001, depreciation and amortization expenses increased $29,000, or 38%, to $105,000 from $76,000 in 2000. The increases for both periods were the result of an increase in the infrastructure required to service the customer base growth during the past fiscal year whereby the Company purchased and leased office furniture and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $457,000 for the nine months ended March 31, 2001, compared with $3,189,000 for the comparable period in 2000. The $2,732,000 decrease in net cash used in operating activities resulted primarily from a $2,870,000 decrease in the net loss, an increase of $298,000 in inventory, which was partially offset by an increase of $141,000 in interest payable. The increase in inventory is due to computers inventoried under the Einstein program. The increase in interest payable is due to accrued interest attributable to the financing arrangement with Gateway for computers purchased by the Company.

Cash flows used for investing activities decreased $100,000 for the nine months ended March 31, 2001 compared to 2000. This was due to higher acquisition of software and investment in leasehold improvements in 2000.

Cash flows provided by financing activities decreased $2,612,000 for the nine months ended March 31, 2001 compared to 2000. During the 2001 period, the Company (1) issued $192,000 of convertible notes, (2) sold 461,800 shares of common stock for $212,000 (3) lowered collateral on outstanding letters of credit by $67,000 and (4) repaid $92,000 of long-term debt and capital leases. During 2000 the Company (1) sold 250,000 shares of common stock in a private placement for $250,000, (2) sold 12,160 shares of Series B convertible preferred stock through a private placement offering for gross proceeds of $3,040,000 and
(3) obtained a $50,000 loan from a shareholder. During this same period $177,000 was placed in escrow as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases, and repaid $172,000 of long-term debt and capital leases.

The Company, except for the quarter ended December 2000, has incurred losses since its inception, and continues to require additional capital to fund operations and development. During the nine months ended March 31, 2001, the Company raised $192,000 through a private placement of convertible notes. The notes have a stated coupon rate of 25% per annum, maturing in one year. Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. During the March 31, 2001 nine month period, the Company sold 385,000 shares of common stock for $193,000, or $0.50 per share, in private placements to accredited investors and 76,800 shares of common stock were sold for $19,000, or $0.25 per share. The Company is currently exploring equity financing opportunities with a capital markets investment company and is seeking capital to support its operations, allow the Company to expand its Einstein personal computer marketing, and provide additional resources to continue the growth of Legal Club's membership revenue. There can be no assurance that the Company will be able to obtain such equity financing on terms acceptable to the Company, or at all. Failure to obtain such capital could have an adverse impact on the Company's future cash flows and results of operations. See Notes 2, 3 and 6 to the Consolidated Financial Statements.

In late 2000, the Company began marketing Gateway computers to employees at the workplace using payroll deduction payments. In furtherance of this program, the Company concluded agreements with Gateway and a finance company, providing for the Company to continue selling Gateway personal computers as a voluntary benefit to employees at the worksite. As of February 2001, however, Gateway terminated the program with the Company. The Company is currently seeking to replace the Gateway payroll deduction program by negotiating new agreements with IBM and MBNA for the Company to sell IBM personal computers as a voluntary benefit to employees at the worksite. Under these arrangements, MNBA will finance the employee's computer purchase through a credit card and not by payroll deduction. However, there can be no assurance that the Company will be able to conclude such replacement agreements, or that the credit card program will achieve the market penetration and success that the Gateway payroll deduction plan could have achieved. If the replacement arrangements are not concluded, or do not achieve the same levels of sales and success that a payroll deduction plan could achieve, this could have an adverse effect on the Company's ability to market personal computers at the worksite, and on its future cash flows and results of operations.

The new agreements being negotiated with IBM and MBNA may change the manner in which the Company recognizes revenues from computer sales. Presently, the Company reflects the full purchase price of computers as revenues, and reduces that revenue by its cost of good sold to present its gross profits. Under the changed basis of presentation, the Company would reflect only its gross profits as revenues, and would not record or recognize a cost of goods sold. Such changed method of revenue recognition, would substantially reduce the revenues that the Company reflects from computer sales. In effect, the Company would record its gross profits as revenues. This presentation change will have no impact on net income recognition.

Management intends to generate the necessary capital to operate for the next twelve months by achieving break even cash flow from operations and maintaining profitability, and if required, selling common or preferred shares or convertible debt to qualified investors in private placements. During the quarter ended March 2001 compared to the same period in 2000, the Company reduced its losses and successfully grew its sources of revenues of direct marketing and worksite sales. The Company will focus on increasing its revenues through sales to direct marketing organizations, worksites, as well as new sales in its Einstein division, subject to implementing new agreements with IBM and MBNA, while decreasing costs where practicable. Management believes that its efforts to reduce costs and increase revenues have been successful, as reflected in operating results during the quarter and nine months ended March 31, 2001 compared to the same periods in the prior year. Management continues to examine expenses for reduction possibilities, as well as seek new revenue opportunities. Unless the Company is successful in its efforts to achieve break even and maintain profitability it may be required to raise capital through private investors. If neither of such efforts are successful, management believes that the Company may not be able to continue operations for the next twelve months. The Company had put a plan into effect to increase revenues and reduce costs through the end of fiscal year 2001. However, Gateway's decision to terminate its agreements with the Einstein computer program has materially adversely affected the Company's plans to sustain profitable operations in the current fiscal year.

On October 27, 1999, the Company obtained a $50,000 six-month term loan at a 7% annual interest rate from Jason Krouse, the Company's Executive Vice President of Sales. The loan and interest were due and payable in July 2000. At March 31, 2001, the amount outstanding on this loan was $39,000. Although the Company has received from time to time related party loans in the past, there is no assurance that shareholders would be willing to make such loans in the future.

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

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $278,000 at March 31, 2001. These debt agreements have various maturities from 1998 through April 2000. Principal and accrued interest, at annual rates ranging from 7% to 15%, and on term loans, an additional interest payment equal to 20% of the principal amount, are currently in default. Management will continue its attempt to convert the remaining $127,000 principal amount of term loans to common stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. Should debt holders be able to accelerate repayment of amounts in default, there is no assurance that the Company could pay such amounts without adversely impacting operations.

FORWARD LOOKING STATEMENTS

The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements.

These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where the Company does business, and the outcome of the pending proceedings in Florida courts regarding the insurance regulations of the State of Florida; (b) the effectiveness of the Company's marketing strategies to significantly grow membership and launch its new personal computer business; (c) the ability of the Company to manage operations effectively to service the growth; (d) the Company's ability to recruit and retain key executives and personnel concurrent with the growth in the membership base; (e) the ability of the Company to obtain additional financing as required, and in particular, obtaining third party financing for the Company's Einstein Computer subsidiary's operations; (f) general competitive conditions in the industry; (g) rapid technological changes, including the evolution of the Internet, and (h) changes in economic conditions. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

      Refer to Part I, Item 1, Note 5, incorporated herein by reference, for a discussion of legal proceedings.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Refer to Part 1, Item 1, Note 3, incorporated herein by reference for a discussion of the conversion of Series A Preferred Stock, the sale of Common Stock and the issuance of Common Stock warrants and options.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company continues to be in default of certain of its term loan agreements. Refer to Part I, Item 1, Note 2, incorporated herein by reference.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits Filed

          No 11 - Statement re Computation of Per Share Earnings. See Note 4 to the accompanying financial statements.

      (b) Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the management of the Company.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 11, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2001                    LEGAL CLUB OF AMERICA CORPORATION

                                       By: /s/  Brett Merl
                                           -------------------------------------
                                           Brett Merl, Chairman and Chief
                                           Executive Officer

                                       By: /s/  Michael Samach
                                           -------------------------------------
                                           Michael Samach, Chief Financial
                                           Officer
                                           (Principal Financial Officer)