Form 10KSB
period 2001-06-30
LEGAL CLUB OF AMERICA CORP
filed 2001-10-09
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  -------------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended:  June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission file number: 000-28193

                        Legal Club of America Corporation
       ------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

            Colorado                                       84-1174969
---------------------------------              ---------------------------------
  (State or other jurisdiction                           (IRS Employer
of Incorporation or Organization)                    Identification Number)

                        1601 N. Harrison Pkwy., Suite 200
                                Sunrise, Florida                     33323
                   ------------------------------------------  -----------------
                    (Address of Principal Executive Offices)       (Zip Code)

                                 (954) 267-0920
                   ------------------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock,
                                                       $.0001 par value
                                                       (Title of Class)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant had $5.9 million in gross revenue for the fiscal year ended June 30, 2001.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on September 28, 2001 was $1,647,169, based on the average bid and asked price of the Common Stock on that date.

As of September 28, 2001, there were 20,845,594 shares of the Registrant's Common Stock issued and outstanding .

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2001


                                Table of Contents
                                -----------------



                                                                           Page
                                                                           ----

PART I.......................................................................1
  Item 1.  Description of Business...........................................1
  Item 2.  Description of Property...........................................7
  Item 3.  Legal Proceedings.................................................8
  Item 4.  Submission of Matters to a Vote of Security Holders...............9



PART II......................................................................9
  Item 5.  Market for Common Equity and Related Stockholder Matters..........9
  Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................12
  Item 7.  Financial Statements.............................................17
  Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................37



PART III....................................................................37
   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
        Exchange Act........................................................37
  Item 10. Executive Compensation...........................................38
  Item 11. Security Ownership of Certain Beneficial Owners and Management...40
  Item 12. Certain Relationships and Related Transactions...................42
  Item 13. Exhibits and Reports on Form 8-K.................................43

SIGNATURES..................................................................44

EXHIBITS....................................................................45





--------------------------------------------------------------------------------
                We own or have the rights to certain trade names and trademarks that we use in conjunction with our services.
   This document also contains trade names and trademarks of other companies.

PART I


Item 1.     Description of Business

The Company

      Corporate History

Legal Club of America Corporation (the "Company"), was formed in October 1998, as a result of merging with and into Bird-Honomichl, Inc., a publicly traded, inactive Colorado corporation. The Company has two wholly-owned operating subsidiaries, LegalClub.com, Inc. ("LCOA") and Einstein Computer Corp. ("ECC"). LCOA operates a national legal referral service and ECC sells personal computer systems and accessories to employees at their workplace.

      Recent Developments

During the quarter ended June 30, 2000, the Company launched ECC, a wholly owned subsidiary of the Company, formed for the purpose of selling personal computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's vast distribution channels, including its network of independent agents. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. ("Gateway") to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001 Gateway ended its relationship with the Company. ECC generated $2,580,000 of gross revenue from sales of personal computers for the fiscal year ended June 30, 2001.

On July 13, 2001, ECC filed suit against Gateway in the U. S. District
Court for the Southern District of California in a case titled Einstein Computer
                                                               -----------------
Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other
-----------------------
things, ECC asserts breach of contract and alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. This matter is more fully discussed in Part I, Item3., Legal Proceedings.

In September 2001, ECC entered into an agreement with MicronPC to sell their computers as an authorized agent. ECC will sell these personal computers as a voluntary benefit to employees at the employee's worksite. Under this arrangement, the finance company contracted by the computer manufacturer will finance the employee's computer purchase by extending consumer credit directly to the employee, as opposed to ECC's prior payroll deduction program. ECC anticipates that it will begin marketing and selling personal computers under this program in October 2001.

The Company was a party to a dispute with the Florida Department of Insurance ("FDOI") which tried to regulate the Company as a legal expense insurer. On September 26, 2001 a decision was rendered by the First District Court of Appeals ("FDCA") in which the FDCA found in the Company's favor and against the FDOI. As a result of the ruling by the FDCA the Company may seek to recover costs and expenses incurred to defend its position. The
FDOI has 15 days from the date of the FDCA's decision to ask the FDCA to reconsider its decision. The FDOI may also seek discretionary review of the decision by the Florida Supreme Court.

Business Overview

      LCOA

LCOA operates a national legal referral service that provides its members referrals to a network of over 13,000 attorneys located throughout the United States, Puerto Rico, and the US Virgin Islands, who have contracted to provide both individuals and small business owners with a variety of free or deeply discounted legal services. Since its inception in 1998, the Company has established a variety of legal plans (the "Plans") and built a substantial internal infrastructure to administer large volume enrollments and a diversified, marketing capability to enroll individuals and small business owners on a national scale. The Company has regional sales offices in Chicago and New York.

Membership in a Plan provides a member with referrals to attorneys who have contracted to provide referred members with free or discounted legal services ($75/hour versus the national average for a partner attorney of $284 per hour), access to LCOA's national attorney network and/or assistance in finding an attorney with a particular specialty. Participating attorneys are free to exercise their own independent professional judgement in deciding whether or not to accept any given case referred to them. Upon enrollment, a participating attorney is immediately assigned to members based upon location, requested areas of law, and spoken language. LOCA does not provide any legal services, nor does it we make any payments to, or receive any payments from, the participating attorneys. LCOA also does not underwrite, or provide, insurance. As such, LCOA does not have certain limitations associated with legal insurance products. Any applicant who is able to pay for a membership is accepted. There are no complicated forms to be completed, no exclusions for pre-existing conditions, no waiting periods for access to the services and no increases in premiums for over-use. Members have immediate access to the nationwide network of participating attorneys.

LCOA pays commissions to its agents, screens, builds and maintains the attorney network and markets the Plans to members. Members pay LCOA a fee on an annual or monthly basis, depending on the nature of their membership. Monthly fees range from less than $0.10 to $24.95, depending on the type of membership. Sometimes discounted rates are offered to groups or organizations that offer memberships in the Plans to their employees or members, as well as to direct marketing companies who may resell LCOA product under private label arrangements. Membership in the Plans does not entitle members to any specific benefits other than complete access to the participating attorneys for discounted or free services. As of June 30, 2001, there were approximately 334,000 members. The bulk of these memberships are attributed to large affinity programs for which LCOA receives substantially less than the published annual membership rate.

Attorneys are screened by LCOA personnel prior to acceptance as participating attorneys in the LCOA network. The attorneys must also agree to provide specified levels of service, offer discounts to our members, and perform some routine legal services without charge. Participating attorneys may establish their own screening policies that may in some instances limit usage. While LCOA monitors participating attorneys to assure their compliance with our policies, it can not guarantee any level of service. As of June 30, 2001, we had over 13,000 participating attorneys. Membership revenues from LCOA for the fiscal years ended June 30, 2001 and 2000 were $3,312,000 and $2,071,000, respectively.

      ECC

During the fiscal year ended June 30, 2001, ECC began selling computer systems to employees at the worksite through payroll deduction. In this business line, the Company sought to take advantage of its distribution capacity at the worksite, principally through its system of independent agents and brokers. Under the Gateway arrangement employees were credit scored, and those who met creditworthiness criteria were able to purchase a personal computer and pay for it through payroll deductions over the term of the agreement, usually three years. ECC generated gross revenues from the sales of computers of $2,580,000, for the fiscal year ended June 30, 2001.

As more fully discussed in Part 2, Item 6., Management's Discussion and Analysis, the Company lost $2,102,000 and $4,519,000, during the fiscal years ended June 30, 2001 and 2000, respectively.

Present Financial Matters

The Company has incurred losses since its formation and has not generated sufficient cash to fund its operations. The Company requires additional capital and increased cash flow to fund operations. See Part II, Item 6, Management's Discussion and Analysis, "Liquidity and Capital Resources".

As a result of the events of September 11, 2001, the Company is unable to predict the impact of an economic downturn, if any, on the Company's financial condition or results of operations. As of September 27, 2001, there had been no decline in the Company's membership revenues or client contracts as a result of the terrorist attacks.

Services

The Company has developed services to provide consumers access to affordable legal services. Using the same distribution network utilized by the Company in the work-site market, the Company provides as a voluntary benefit, personal computers and related financing to qualified employees.

      LCOA

LCOA receives monthly or annual membership fees from members in exchange for providing access to participating attorneys. The members pay discounted rates for services directly to the applicable attorney. The Company receives no portion of the fees members pay to attorneys and no fees are paid by LCOA or the Company to the enrolled attorneys. The following are descriptions of the Plans currently marketed.

Individual/Family Legal Plan. For a payment of up to $144 per year, the Individual Legal Plan member receives referrals to attorneys who have agreed to provide seven free services, including unlimited phone conversations, attorney review of certain legal documents (six page maximum) and preparation of simple wills. The individual receives also a deeply discounted flat fee schedule from the participating attorneys for the most commonly used legal services such as traffic defense ($89), Chapter 7 bankruptcy ($250), simple divorce ($210) and real estate closings ($175). More importantly, the member receives an extremely low hourly rate of just $75 for in or out of court legal representation, as well as discounted contingency fees. This rate represents a substantial savings when compared to the national average of $284 per hour for partner attorneys and $151 per hour for associates. The Individual Legal Plan covers the enrollee, his or her spouse and any dependents age 23 or younger.

Small Business Legal Plan. For a payment of up to $299 per year, a small business owner receives referrals to lawyers who have agreed to provide a number of free services including ten initial collection letters per month, thirty-minute face to face consultations for all new legal matters and review of up to five 10-page documents each month. The cost of all other services are at a low hourly rate of $89 for out of court representation and $109 for in court representation. There is also a discount on all contingency-based legal matters.

Attorney Selection Process. To ensure that the attorney participating in our Legal Club programs meet and maintain our qualification standards, we have implemented an attorney selection and evaluation process. All attorneys must have a Martindale-Hubbell law directory ethical standard of "V" (very high), and either an "A" (very high to preeminent) or "B" (high to very high) legal ability rating if listed in this resource. Each attorney must maintain an active license to practice law in the state in which he or she practices, maintain good standing in his or her respective bar association or licensing department, maintain professional liability insurance of at least $100,000 per occurrence / $300,000 aggregate, and provide quarterly updates of his or her personal practice information. On a quarterly basis, we request and receive disciplinary history reports from the bar associations of every state on each participating attorney in the network. We also perform anonymous professionalism testing of the attorneys in our network to ensure that they are providing services that meet our standards. In an effort to ensure that we match an appropriate and qualified attorney to each member, we categorize the attorneys based on geographic location, substantive practice area, and foreign language skills. If the needs of our members change or they are dissatisfied with the attorney we have recommended to them, they are permitted to change attorneys as often as they desire.

      ECC

ECC, was developed to market computer systems and accessories as a voluntary benefit to employees at the their workplace utilizing payroll deduction as the primary payment method. ECC takes advantage of the Company's distribution network of independent agents to market computer systems to the estimated 48% of American households without this technology. The marketing of computers is intensely competitive, but ECC takes advantage of the Company's well-established distribution system.

In announcing its formation and marketing relationships, ECC created a "first mover status" in an industry that in 2000 had sales of 134.8 million units. The Company utilizes its independent agent distribution network to offer computer systems to employees, and in the future plans to offer the program through other distribution channels to the consumer (See "Marketing"). LCOA has been successfully marketing products to consumers since its inception, and it will utilize this core competency to enable ECC to provide the much needed benefit of an affordable, state of the art computer system.

In September 2001, ECC entered into an agreement with a brand name computer manufacturer, to sell their computer systems and accessories. This program will be marketed as a voluntary benefit to employees at their workplace, through LCOA's distribution network of independent agents. Financing of the computer systems will be through a finance company contracted by the computer manufacturer that will extend credit directly to the employees. ECC will offer three desktop and two laptop models, ranging in price from $1,150 to $2,500. The systems may come with monitors, keyboard, speakers, mouse, 24/7 technical support, on-site support, and one-year parts and labor warranty. Upgrades and accessories will be made available as well.

Free internet access is provided through an agreement between ECC and Juno Online Services, Inc.. The agreement provides ECC with a co-branded internet portal. The portal will feature a "Legal Services" channel, linked to Legalclub.com and an "Insurance Services" channel that will be linked to a menu of insurance services provided by ECC's marketing partners. In addition, free internet access CDs will be distributed by ECC, LCOA and certain marketing partners in an effort to increase LCOA membership sales.

Marketing

      LCOA

The Company markets its LCOA products through a combination of worksite enrollments, direct marketing, affinity marketing. internet marketing and previously, infomercials. In June 1999, the Company entered into marketing agreements with Worksite Solutions, Inc., the worksite marketing unit of AON Corporation and with Transamerica Assurance Company, the worksite marketing unit of Transamerica Life Companies. Under these and similar agreements with Century Business Systems and Trustmark/National Worksite Benefits, these companies offer the Legal Club Plans as their exclusive legal services benefits. These entities market benefit plans to individuals and companies nationally, but may not have a legal services plan in their portfolio of products. By forming alliances with, and paying commissions to them, LCOA can benefit from their existing relationships and marketing channels. Essentially, the sales forces of these entities have an added benefit that they can offer, LCOA's Plans, as an additional benefit with their portfolio of employee benefit options. We believe that a legal services program is an attractive benefit option offered by employers and is consistent with the growing national trend towards voluntary benefit plans such as supplemental life, health, vision and dental coverage. Typically, the Plan members make monthly payments through automatic payroll deductions. LCOA does not pay any compensation pursuant to these agreements other than commissions to certain agents or companies when they sell our services to an employer group or through other marketing channels.

In several cases, LCOA enrolls employees / members through the PassivePlus(TM) Enrollment Process. Under this method, employees or members of an organization are enrolled in Legal Club for a free 90-day trial. Upon the expiration of the free trial period, the member may cancel his or her membership at no cost. If the member does not cancel his or her membership, it automatically renews and is paid through automatic payroll deductions. LCOA has also started selling employer paid products that require 100% employee / member participation to obtain a deeply discounted monthly membership fee from the Company.

Direct marketing companies buy products and services from LCOA and then offer them through direct marketing campaigns or as an addition to other products solicitation. These programs can be private-labeled by the direct marketing companies, but are administered and serviced by LCOA. The Company has developed marketing relationships with direct marketing organizations, such as Protective Life Corporation, Shoppers Rewards and Forum, and has recently entered into agreements with West Corporation and Consumers Benefits Services. These direct marketing relationships enable LCOA to increase its market penetration by offering its plans to large numbers of credit card and bank customers in their member databases.

Affinity marketing companies purchase LCOA products to include as an "add-on" benefit with the products or services being offered by these organizations to its members. These programs, which augment the Company's product distribution channels, are administered and serviced by LCOA. Marketing relationships have been developed with various affinity marketing organizations, such as SCI Management Corporation and UICI Marketing, Inc.

LCOA's Web site, www.legalclub.com, features three distinct environments and houses a vast resource of tools and services aimed at satisfying the legal needs of the consumer, the legal professional, and the authorized agents who market the LCOA's Plans. Our long-term internet strategy will be to provide a solution for the delivery of voluntary benefits to the workplace and to consumers at a fraction of the cost of conventional methods.

      ECC.

ECC markets its program through LCOA's current distribution network of agents and brokers as well as trade shows and advertising directed to corporate human resources departments. These agents and brokers are trained by the Company's marketing management and subsequently approach their corporate clients with the Einstein concept. ECC pays commissions based upon each computer sold through these agents and brokers.

Competition

      LCOA

The market for the Company's legal products and services is evolving and growing rapidly. Competition can be expected to intensify as the market grows and the need for legal services increases. The market for sales of personal computers is extremely competitive, with intense price competition, declining margins and industry consolidation.

There are generally few significant barriers to entry to the legal referral services market. The main barrier to entry is the development of a nationwide attorney network. The majority of the 50 States provide a number of different regulatory classifications for legal programs. The process of receiving state approval prior to marketing in that State, is both costly and time consuming. Further, the Company believes that the principal competitive factors for companies seeking to enter the industry are brand recognition, ease of use and accessibility, range of services, price, quality and reliability of services and strength of marketing and distribution channels. The Company believes it competes favorably in most of these areas.

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

The Company's primary legal referral services competitors are insurance and member plans, which include Pre-Paid Legal Services, Inc., the Hyatt Legal Plans, and the ARAG plans (formerly known as Midwest Legal Plans), among others Although, Pre-Paid Legal Services is the dominant competitor, LCOA believes it competes favorably with Pre-Paid because our services are not insurance products and thus not subject to insurance regulation. See "Regulation" below.

The Hyatt and ARAG plans cover limited services for a limited number of hours of service. The employee is responsible for paying for any additional time expended at the attorney's regular hourly rates. Law Phone offers two programs, one provides unlimited telephone consultations for a fee of $10.00 per month. The second program is a legal insurance plans similar in scope to the Hyatt and ARAG program. Limited in-person visitation and additional discounted visits are also covered. The Signature Legal Plan is also an insurance product with coverage that varies from state to state.

While the LCOA competes with the various types of legal service providers listed above, it feels that the LCOA's service presents a number of important competitive advantages to a potential member. There are no restrictions regarding eligibility and no waiting period for access to the services. Once a member, there are no limitations or exclusions based on pre-existing conditions, and no increase in our membership fees as a result of a high volume of usage of the services by the member. Since services are not set up to provide insurance, and because revenues are based on initial and continuing membership fees, increased usage by the members does not reduce LCOA's revenues or profits. Also, by limiting its role to providing referral services, the LCOA believes that it materially reduces its exposure to any liabilities that may arise from or as a result of services provided by participating attorneys.

      ECC.

The competition for ECC's products and services is intense, with many large, brand name companies vying for the consumer's computer dollars. Additionally, in the market that the Company has identified as its target market - the worksite - several better capitalized companies such as PeoplePC and others are selling employer subsidized computers to employees. ECC believes that its relationship with its distribution network is new to this marketplace and relatively unique. However, success in this marketplace may bring better financed competitors and manufacturers into direct competition with the Company for its distribution system, as well as directly to the employers.

Trademarks

The Company maintains numerous trademark registrations with the United States Patent and Trademark Office, including the names of Einstein(TM) and Legal Club of America(TM), as well as various logos and service marks.

Regulation

      Legal Regulation

Since the Company does not practice law or provide legal advice to its members, the Company does not believe that it falls under the purview of regulations governing attorneys. There is no fee sharing of any kind between the Company and the referral attorney. Nor do we believe that any of our services are in conflict with any regulations affecting lawyers. The Company has not, however, sought a legal opinion from an attorney regarding whether our services are in conflict with any bar association rules or regulations. The Company requires participating attorneys to comply with applicable regulations and ethical codes and it performs monitoring procedures to seek to ensure compliance.

From 1996 through 1998 the Company or its predecessor filed all quarterly reports as required under Rule 4-7.8 of the Rules Regulating the Florida Bar. In early 1999, The Florida Bar removed the Company from its list of private lawyer referral services at the urging of the Florida Department of Insurance. Since that time, the Company has not been required by the Florida Bar to file any reports.

      Insurance Regulation

The Company does not believe that insurance regulations are applicable to its LCOA operations.

In 1997, a predecessor company received a letter from the Florida Department of Insurance ("FDOI") stating that the predecessor company should be regulated as a legal expense insurer despite the Department's 1994 findings that the predecessor company was not such an insurer. The Company contested this change of the FDOI's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) our Company, as currently conducting business, is not subject to regulation by the FDOI as a legal expense insurer and (2) even if the FDOI found that the Company was a legal expense insurer, that it would be exempt from any regulation due to the fact that the Company is a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Subsequently, the FDOI rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer anyway. The Company appealed this ruling, and a three-judge panel in the First District Court of Appeals ("FDCA") heard this appeal in March 2001. On September 26, 2001 a decision was rendered by the FDCA in which the FDCA found in the Company's favor, and against the FDOI. As a result of the favorable ruling by the FDCA, the Company may seek to recover costs and expenses incurred to defend its position. The FDOI has 15 days from the date of the FDCA's decision to ask the FDCA to reconsider its decision. The FDOI may also seek discretionary review of the decision by the Florida Supreme Court.

Employees

The Company has a total of 28 full time employees. They are assigned as follows:
4 are in management, 5 are in sales and marketing, and 19 are in operations. None of the employees belong to a union. We believe that our employee relationships are excellent.


Item 2.     Description of Property

The Company currently occupies approximately 14,186 square feet of office space in Sunrise, Florida. The lease commenced on July 1, 1999, and is for a term of seven years. The total payment for the remainder of the lease in effect at June 30, 2001 is approximately $1,483,000. As of June 30, 2001, we also had two regional sales offices located in Chicago and New York. There is only one employee in each regional sales office at this time. In September 2001, the Company executed a new lease agreement to relocate its corporate headquarters and occupy approximately 4,971 square feet of office space in Plantation, Florida. The new lease agreement replaces the one entered into in July 1999. The new lease agreement voids the lease cancellation penalties of the original lease. The new lease is for a term of five years. Total payments under this lease will be approximately $702,000 over the term of the lease.

Item 3.     Legal Proceedings

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer
                                                               -----------------
Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other
------------------------
things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with Einstein.

The Company filed an action styled LegalClub.com, Inc. v. Bernstein in August
                                   --------------------------------
1999 in the Broward County Circuit Court. This action involved the Company's claims to rescind certain stock issuance's to Mr. Howard Bernstein ("Bernstein"), a former officer and employee, and claims for slander and various filed and threatened counterclaims from Mr. Bernstein for alleged back compensation and other matters. After preliminary proceedings in the case, the parties entered into a stipulated settlement in April 2000. The settlement required payments to Mr. Bernstein of $100,000 in cash, paid in April 2000, and $80,000 on deferred terms and imposed certain restrictions on the timing of Mr. Bernstein's sales of Company's stock. A dispute arose regarding one of the deferred payments, and under the terms of the settlement, Mr. Bernstein received a default judgment for $400,000 against the Company. The default judgement was vacated on April 5, 2001. The Settlement Stipulation entered into between the parties requires the Company to continue to make payments to Bernstein in the amount of $6,700 per month through December 15, 2001 and to issue 125,000 restricted shares of Company common stock to Bernstein. The parties each had to bear their own costs and attorney fees in the matter.

In 1997, a predecessor company received a letter from the Florida Department of Insurance ("FDOI") stating that the predecessor company should be regulated as a legal expense insurer despite the Department's 1994 findings that the predecessor company's was not such an insurer. The Company contested this change of the FDOI's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) our Company, as currently conducting business, is not subject to regulation by the FDOI as a legal expense insurer and (2) even if the FDOI found that it was a legal expense insurer, the Company would be exempt from any regulation due to the fact that it is a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Subsequently, the FDOI rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer anyway. The Company appealed this ruling, and a three-judge panel in the First District Court of Appeals ("FDCA") heard this appeal in March 2001. On September 26, 2001 a decision was rendered by the FDCA in which the FDCA found in the Company's favor, and against the FDOI. As a result of the favorable ruling by the FDCA, the Company may seek to recover certain costs and expenses incurred to defend its position. The FDOI has 15 days from the date of the FDCA's decision to ask the FDCA to reconsider its decision. The FDOI may also seek discretionary review of the decision by the Florida Supreme Court.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders of the Company during the quarter ended June 30, 2001.


PART II


Item 5.     Market for Common Equity and Related Stockholder Matters

Market Price of Common Stock. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol LEGL. The following table shows, for the periods indicated, the bid quotations per share as reported on the NASD OTC Bulletin Board.

                                                           Bid Prices
                                                    ------------------------
                             Period                     High         Low
            --------------------------------------  -----------  -----------
            Quarter Ended June 30, 2001                $0.24        $0.12

            Quarter Ended March 31, 2001                0.44         0.20

            Quarter Ended December 31, 2000             0.41         0.20

            Quarter Ended September 30, 2000            0.94         0.27
            Quarter Ended June 30, 2000                 3.50         0.56
            Quarter Ended March 31, 2000                3.50         2.75
            Quarter Ended December 31, 1999             4.25         3.06
            Quarter Ended September 30, 1999            4.19         2.63

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of August 31, 2001, there were 436 holders of record of the Company's common stock and 20,845,594 shares issued and outstanding. As of the same date, there ware 16,667 shares outstanding of the Company's Series A Preferred Stock held by one entity and 12,160 shares outstanding of the Company's Series B Preferred Stock held by 12 holders. Certain shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

Of the 20,845,594 shares of outstanding common stock, 14,089,809 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. The holders of the Company's restricted securities became eligible to sell under Rule 144 on May 2, 2000. These sales of eligible registered securities had a substantial adverse effect on the market price of the Company's securities.

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


Recent Sales of Unregistered Securities

Common Stock. During the year ended June 30, 2001, the Company issued 385,000 shares of common stock for $193,000, or $0.50 per share, in private placements to accredited investors, and 76,800 shares of common stock were issued at $0.25 per share for a value of $19,000 for commissions due on the convertible debt issuance. In April 2001, as part of a. settlement stipulation entered into between the Company and Bernstein, the Company issued 125,000 restricted shares of the Company's common stock. The Company also issued 136,000 restricted shares of common stock during the year ended June 30, 2001, in settlement of a dispute that arose relating to a 1996 asset purchase agreement. These securities were valued at $56,000.

During the year ended June 30, 2000, 250,000 shares of common stock were sold in a private placement, at $1.00 per share, for an aggregate offering price of $250,000. During the year ended June 30, 2000, 91,572 shares of common stock were issued to current and former employees and consultants as compensation for services performed, for a total consideration of $117,000, or $1.28 per share, and 56,553 shares of common stock were issued to various private investors to convert existing long-term debt and related accrued interest, for a total consideration of $156,000, or $2.76 per share. These securities were sold to private and institutional investors in reliance on Rule 506 of rules and regulations promulgated under the Securities Act of 1933, as amended.

During the fiscal year ended June 30, 1999, the Company issued 5,649,689 shares of its common stock. Of this total issuance, 5,438,149 shares were issued at an average price per share of $0.39, for an aggregate offering price of $2,124,000, of which 1,200,542 common shares were issued at an average price per share of $0.38, with warrants, convertible in less than a year, to acquire 1,050,000 additional common shares. The warrants were valued at $0.05 each and were comprised of 650,000 warrants to purchase common stock at $0.90 per share and 400,000 to purchase common stock at $2.00 per share. During the fiscal year ended June 30, 1999, 211,540 shares were used to convert existing long-term debt and related accrued interest to various private investors for a total consideration of $634,000 or $3.00 per share. These securities were sold to private and institutional investors in reliance on Rule 506 of rules and regulations promulgated under the Securities Act of 1933, as amended.

Convertible Debt. In September 2000, the Company raised $192,000 through a private placement of Convertible Notes to accredited investors. Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. Additionally, the Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, or 96,000 warrants, at an exercise price of $0.25 per share. Brokers authorized by the Company, who participated in the private placement of Convertible Notes, are entitled to receive warrants to purchase 10% of the common stock underlying the notes placed by the broker, or 76,800 warrants, at $0.25 per share, in addition to a fee of 10% of the proceeds raised. The Company is currently in default of the convertible debt and has begun discussions to modify the debt arrangement.

Series A Convertible Preferred Stock. In February 1999, the Company issued 27,778 shares of its Series A Convertible Preferred Stock, which are convertible into 2,777,800 shares of our common stock. The aggregate offering price was $2,500,000. These securities were sold to accredited private and institutional investors in reliance on Rule 506. In March 2001, holders of 11,112 shares of Series A Convertible Preferred Stock (Series A stock) exercised their option to convert their shares to common stock. The Series A stock was converted into 1,111,200 shares of common stock at a conversion price of $0.90 per share.

Series B Convertible Preferred Stock. During the year ended June 30, 2000, the Company issued 12,160 shares of the Series B Convertible Preferred Stock (Series B stock), at $250 per share, for a total consideration of $3,040,000. Each share of Series B stock is convertible into 100 shares of our common stock, or $2.50 per share. These securities were sold to accredited private and institutional investors in reliance on Rule 506. In connection with the Series B stock offering, the Company issued warrants for the purchase of 390,000 shares of common stock to institutional investors and 5,600 warrants were issued to brokers authorized to participate in the offering. Brokers authorized to participate in the Series B stock offering were entitled to receive warrants to purchase 10% of the common stock equivalent shares placed by the broker, at a per share price equal to 125% of the price paid by the investors in the offering, and a 10% fee.

Warrants. As of June 30, 2001, immediately exercisable warrants to purchase 817,800 of our common stock were outstanding. Some of the terms of the outstanding warrants granted in the completed fiscal years are as follows:

      Fiscal Year Ended June 30, 2001

During fiscal 2001, the Company issued warrants to purchased 1,117,800 shares of common stock at an exercise price varying from $0.25 to $3.00 per share to non-employee investors and marketing partners as part of their investment consideration. The exercise prices were arrived at through arms-length negotiations with the warrant holders. The warrants have contractual lives of two to five years. Since these warrants were issued with exercise prices at or above fair value, no book value was assigned to them at issuance.

o     200,000  warrants are exercisable for $3,00 per share and expire on
               April 1, 2005

o      50,000  warrants are exercisable for $0.50 per share and expire on
               August 1, 2005

o     172,800  warrants are exercisable for $0.25 per share and expire on
               September 30, 2005

o     200,000  warrants are exercisable for $0.35 per share and expire on
               October 25, 2005

o     245,000  warrants are exercisable for $0.33 per share and expire on
               November 15, 2005

o      50,000  warrants are exercisable for $0.25 per share and expire on
               January 15, 2006

o      50,000  warrants are exercisable for $2.00 per share and expire on
               April 1, 2006

o      25,000  warrants are exercisable for $1.00 per share and expire on
               August 1, 2006

o      25,000  warrants are exercisable for $1.50 per share and expire on
               August 1, 2007

o      33,333  warrants are exercisable for $2.00 per share and expire on
               August 1, 2008

o      33,333  warrants are exercisable for $2.50 per share and expire on
               August 1, 2009

o      33,334  warrants are exercisable for $3.00 per share and expire on
               August 1, 2010

Holders of the warrants have "piggyback" registration rights in which they are entitled to include their shares in certain registration statements the Company may file.

      Fiscal Year Ended June 30, 2000

During fiscal 2000, the Company issued warrants to purchase 545,600 shares of common stock at an exercise price varying from $2.50 to $10.00 per share to non-employee investors as part of their investment consideration. The exercise prices were arrived at through arms-length negotiations with the warrant holders. The warrants have contractual lives of two to five years. Since these warrants were issued with exercise prices at or above fair value, no book value was assigned to them at issuance.

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

      Fiscal Year Ended June 30, 1999

During fiscal 1999, the Company issued warrants to purchase 1,050,000 shares of common stock at an exercise price varying from $0.90 to $2 per share to non-employee investors as part of their investment consideration. The exercise prices were arrived at through arms-length negotiations with the warrant holders. The warrants have contractual lives of four to ten years. Since these warrants were issued with exercise prices at or above fair value, no book value was assigned to them at issuance.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Years Ended June 30, 2001 and 2000

Revenue increased $3,821,000, or 184.5%, to $5,892,000 in fiscal year 2001 compared with $2,071,000 in 2000. This increase was principally the result of increased revenue generated from sales of LCOA services and sales of personal computers by ECC. Sales of LCOA services representated 56%, or $3,312,000, of total revenues and sales of personal computers through ECC representated 44%, or $2,580,000, of total revenues.

The Company reported a net loss of $2,102,000, or $0.11 per basic and diluted common share, for the year ended June 30, 2001, compared to a net loss of $4,519,000, or $0.24 per basic and diluted common share for the comparable period in 2000. This decrease in net loss for fiscal year 2001 is attributable to higher revenue levels, as well as reductions in operating expenses, excluding cost of sales.

Membership revenue from LCOA products was $3,312,000 for the year ended
June 30, 2001, compared with $2,071,000 during the same period in 2000, an increase of 59.9%. The increase in membership revenue was the result of (1) an increase in direct marketing sales of $1,344,000, or 195.1%, to $2,033,000, compared with $689,000 in fiscal year 2000, (2) an increase in worksite sales of $382,000, or 63.3%, to $985,000, compared with $603,000 in the comparable period in 2000, and (3) an increase in affinity market sales of $36,000 or 14.0%, to $294,000 compared with $258,000 in fiscal year 2000. These increases were partially offset by a $521,000 decline in infomercial sales during this same period because the Company discontinued this distribution channel in November 1999.

Revenue from ECC's sales of Gateway computer systems and accessories totaled $2,580,000 for the year ended June 30, 2001, which represented approximately 1,700 units. ECC began sales operations in the quarter ended December 31, 2000. In February 2001, Gateway ended its relationship with the Company. See Part I,
Item 3., Legal Proceedings.

Cost of sales associated with sales of personal computers amounted to $2,330,000 during the year ended June 30, 2001. Gross profit margin on sales was 14%, excluding write-off of damaged inventory items not replaced by Gateway under its agreement with the Company.

Operating expenses, excluding cost of sales, decreased $1,095,000, or 16.6%, to $5,511,000 in fiscal year 2001 compared with $6,606,000 in the comparable period in 2000. This decrease was primarily the result of reductions in advertising and marketing, general and administrative costs, as well as professional fees, partially offset by increased employee compensation and benefits costs.

Compensation and employee benefits increased $81,000, or 2.9%, to $2,832,000, in fiscal year 2001, compared with $2,751,000 for the same period in 2000. This increase related primarily to bonuses, amounting to $595,000, earned and accrued in 2001. During 2001 the Compensation Committee of the Board of Directors (the "Board") adopted a bonus plan to incentify management of the Company. The Committee established 10% of the fiscal year gross revenues as the maximum amount of bonus that could be earned. The requirements to earn the bonus were as follows: (1), the Company must increase income (or reduce losses) from operations by at least 20% for the current fiscal year compared to the prior fiscal year, and (2), the Company must increase gross revenue for the same comparative period by 20% to 100%. Once the minimum targets were met for both requirements, the amount of bonus earned would depend on achieving increasing revenue targets, that ranged from a 20% to 100% increase for the comparable annual fiscal periods. The bonus earned by each manager was a Board approved allocation percentage of the bonus available. The bonus earned by the managers totaled $595,000 as the Company decreased its losses by 53.5% and increased gross revenue by more than 100% during the year ended June 30, 2001. Due to the cash position of the Company, no bonuses have been paid. Excluding accrued bonus, compensation and employee benefits decreased $514,000, or 18.7%, reflecting management's continued efforts to reduce the per-employee operational costs associated with marketing, servicing, and administering customers in connection with the Company's cost cutting efforts. During the year ended June 30, 2001, the Company closed two of its regional offices. These closures did not impact the Company's national marketing efforts nor did it diminish the quality of service provided to customers.

Additionally, in 2001, the Company did not use stock as a form of compensation payment. Services performed for stock compensation amounted to $117,000 in the fiscal year 2000. Compensation and employee benefits, including bonus expense and stock compensation, decreased 1.3%.

Advertising and marketing costs were $196,000 in the current fiscal year compared with $1,052,000 in fiscal year 2000, a decrease of $856,000, or 81.4%. This decrease was primarily attributable to costs incurred in 2000, associated with the discontinued infomercial marketing of LCOA services.

Professional fees were $407,000 in fiscal year 2001, compared with $552,000 in the prior fiscal year, a decrease of $145,000, or 26.3%, primarily attributable to lower expenditures for investment banking, and legal services.

General and administrative expenses were $1,480,000 during the year ended June 30, 2001, a decrease of $37,000, or 2.4%, compared with $1,517,000 during the same period in 2000. This decrease was comprised primarily of decreases in (1) travel expenses ($194,000), (2) telephone costs ($91,000) and (3) meals and entertainment ($29,000). These decreases were partially offset by increases in
(1) commissions ($217,000) and (2) provision for doubtful accounts ($135,000). The reduction in travel expenses and meals and entertainment was due to a decrease in costs associated with the marketing of products, as these relationships have matured, the closing of two of its regional offices, as well as less travel associated with investment banking activities. Telephone costs decreased due to a reduction in rates negotiated for telephone usage and a decrease in telecommunications usage associated with the effect of a reduced workforce, including the closing of two regional offices. The increase in commissions was directly associated with increased revenues from LCOA products as well as personal computers sales by ECC. The increase in provision for doubtful accounts was due to the increase in receivables related to sales from personal computers.

Occupancy expenses increased $15,000, or 4.5%, to $346,000, during the year ended June 30, 2001 from $331,000 during the comparable period in 2000 due to higher office space costs. This is primarily due to the effect of a full year's rent effect for the Company's headquarters in Sunrise, Florida, which was partially offset by the effect of closing three regional offices during the prior fiscal year. In September 2001, the Company signed a new five-year lease with the same corporate property management company, whereby the Company will move its corporate office to smaller premises around December 2001, and will effectively reduce its lease expenses by approximately 50% over the next five years.

Legal settlement costs decreased $77,000, or 42.8%, to $103,000, during the year ended June 30, 2001 from $180,000 during the comparable period in 2000. During 2001, the Company incurred costs as part of a settlement stipulation entered into between the Company and a former officer and employee whereby the Company issued 125,000 restricted shares of the Company's common stock and is to continue making payments in the amount of $6,700 per month through December 15, 2001 The Company also issued 136,000 restricted shares of common stock in settlement of a dispute that arose relating to a 1996 asset purchase agreement.

Depreciation and amortization expenses amounted to $147,000 in fiscal year 2001, compared with $106,000 for the comparable period in 2000, an increase of $41,000, or 38.7%. This increase was the result of a full year's depreciation on purchases made in 2000, as well as additional depreciation due to the amortization of software development costs incurred to develop an operating platform for ECC's computer sales.

Interest expense increased $320,000 to $385,000 during the year ended June 30, 2001, from $65,000 during the comparable period in 2000. The primary reason for this increase were the interest costs associated with ECC's notes payable to finance computer sales.

As a result of the terrorist attacks on the United States of America on September 11, 2001, the Company is unable to predict the impact of an economic downturn, if any, on the Company's financial condition or results of operations. As of September 27, 2001, there has been no decline in the Company's membership revenues or client contracts as a result of the terrorist attacks.

Liquidity and Capital Resources

The principal sources of the Company's liquidity have been cash flow from sales of equity and debt securities, LCOA membership revenues and in 2001, revenues from personal computer sales.

June 30, 2001

Net cash used in operating activities was $396,000 for the year ended June 30, 2001, compared with $4,125,000 for the comparable period in 2000. The decrease of $3,729,000 in net cash used in operating activities resulted primarily from a $2,417,000 decrease in net loss.

Cash flows used for investing activities decreased $125,000 in fiscal year 2001 compared to 2000. This was due to reduced acquisitions of computer equipment and furniture. Management believes that additional purchases of computer equipment, software and leasehold improvements over the next twelve months will not be material.

Cash flows provided by financing activities were $333,000 for the year ended June 30, 2001, compared with $2,901,000 for the same period in 2000. This decrease was primarily due to lower proceeds from sales of equity securities during fiscal year 2001 compared to the prior fiscal year. During fiscal year 2001, the Company raised $192,000 through a private placement of convertible notes. The notes have a stated coupon rate of 25% per annum and matured in September 2001. Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. The Company is currently in default of the convertible debt and has begun discussions to modify the debt arrangement. During fiscal year 2001, the Company sold 385,000 shares of common stock for $193,000, or $0.50 per share, in private placements to accredited investors. Additionally, $67,000 of restricted cash was released and used for working capital purposes and $119,000 of long-term debt and capital leases were repaid. During the comparable period in 2000, 250,000 shares of common stock were sold for $250,000 and 12,160 shares of Series B convertible preferred stock were sold for $3,040,000. Additionally, during fiscal year 2000, the Company repaid $262,000 of long-term debt and placed $177,000 in escrow securing letters of credit relating to office space lease and equipment leases.

Due to insufficient cash generated from operations, the Company presently does not have cash available to timely pay its already incurred accounts payable and other liabilities. Obligations are being met on a week-to-week basis as cash becomes available There can be no assurances given that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company, has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's independent auditors have raised substantial doubt about the Company's ability to continue as a going concern. During the year ended June 30, 2001 compared to the same period in 2000, the Company reduced its losses and successfully grew its LCOA membership revenue sources from direct marketing and worksite sales and through sales of personal computers by ECC.

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway. In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs.
                                                     ---------------------------
Gateway, Inc., claiming damages in excess of $200 million. Among other things,
--------------
ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. See Part I, Item 3, Legal Proceedings

The Company is committed to seek opportunities to continue expanding its marketing initiatives to generate working capital through sales of its Legal Club products and Einstein personal computers. In September 2001, ECC entered into a another agreement with a brand name computer manufacturer, Micron PC, to sell their computers as an authorized agent. ECC will sell personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by the computer manufacturer will finance the employee's computer purchase by extending consumer credit directly to the employee, as opposed to ECC's prior payroll deduction program. ECC anticipates that it will begin marketing and selling personal computers under this program in October 2001. There can be no assurance that this new arrangement will be successful.

In addition to its expansion of marketing and sales initiatives mentioned previously, the Company will continue its cost savings initiatives in fiscal year 2002. Failure to expand marketing and sales initiatives and to achieve timely reduction in expenses could have an adverse impact on the Company's future cash flows and results of operations.

For its long-term cash and liquidity needs, as market conditions allow, the Company will also explore opportunities to raise additional working capital through equity financing. There can be no assurance that the Company will be able to obtain such equity financing on terms acceptable to the Company, or at all. Failure to obtain such capital could have an adverse impact on the Company's future cash flows and results of operations.

On October 27, 1999, the Company obtained a $50,000 six-month term loan at a 7% annual interest rate from Jason Krouse, the Company's Executive Vice President of Sales. The loan and interest were due and payable in April 2000. At June 30, 2001, the amount outstanding on this loan was $37,000. Although the Company has received from time to time related party loans in the past, there is no assurance that affiliated parties would be willing to make such loans in the future.

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

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $204,000 at June 30, 2001. These debt agreements have various original maturities from 1998 through September 2001. Principal and accrued interest, at annual rates ranging from 7% to 25%, and on term loans, an additional interest payment equal to 20% of the principal amount, are currently in default. Management will continue its attempt to convert the remaining $127,000 principal amount of term loans to common stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. The Company is also currently in default of the convertible debt and has begun discussions to modify the debt arrangement. Should debt holders be able to accelerate repayment of amounts in default, there is no assurance that the Company could pay such amounts without adversely impacting operations. Additionally, the Company has asserted a common law right of set off against Gateway and has not made payments to Gateway under a Note and Security Agreement dated September 25, 2000.- Also see Note 1 to the Consolidated Financial Statements, "Going Concern Considerations".

Forward Looking Statements

The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements.

These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where the Company does business, and the resolution of the proceedings in courts regarding insurance regulations of the State of Florida; (b) the effectiveness of the Company's marketing strategies to significantly grow membership and its personal computer business; (c) the ability to of the Company to manage operations effectively to service the growth; (d) the Company's ability to recruit and retain key executives and personnel concurrent with its growth; (e) the ability of the Company to obtain additional financing as required,; (f) general competitive conditions in the industry; (g) rapid technological changes, , and (h) changes in economic and world political conditions, including consequences attributable to the events that took place in New York City and Washington D.C. on September 11, 2001. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

Item 7.     Financial Statements

The following consolidated financial statements are included in Item 7.

                                                                        Page
                                                                        ----

INDEPENDENT AUDITORS' REPORT                                             18

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet as of June 30, 2001                     19

      Consolidated Statements of Operations for the Years                20
      Ended June 30, 2001 and 2000

      Consolidated Statements of Cash Flows for the Years                21
      Ended June 30, 2001 and 2000

      Consolidated Statements of Stockholders' Equity                    22
      (Deficit) for the Years Ended June 30, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             23 - 36

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Legal Club of America Corporation

We have audited the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (collectively, the "Company") as of June 30, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2001, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

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


 /s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
September 19, 2001, except for Note 12(c), for which the date is September 28, 2001

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2001


                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $     39,000
  Restricted cash                                                                         110,000
  Accounts receivable, net of allowance for doubtful accounts of $83,000 at
        June 30, 2001                                                                   1,005,000
  Inventory                                                                                54,000
  Prepaid expenses                                                                          2,000
  Advances and other assets                                                               198,000
                                                                                     ------------

         TOTAL CURRENT ASSETS                                                           1,408,000

LONG -TERM ASSETS
  Accounts receivable, net of allowance for doubtful accounts of $99,000 at
        June 30, 2001                                                                   1,367,000
  Property and equipment, net                                                             596,000
  Other assets                                                                             16,000
                                                                                     ------------

         TOTAL                                                                       $  3,387,000
                                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                   $    824,000
  Accrued compensation and related expenses                                               245,000
  Accrued bonus                                                                           595,000
  Current portion of long-term debt and capital leases                                  1,352,000
  Interest payable                                                                        415,000
  Accrued commissions on Series B preferred stock                                         194,000
  Accrued legal settlement                                                                 40,000
  Other accrued expenses and liabilities                                                  307,000
                                                                                     ------------

         TOTAL CURRENT LIABILITIES                                                      3,972,000
                                                                                     ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                                 1,754,000
                                                                                     ------------

TOTAL LIABILITIES                                                                       5,726,000
                                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
    40,000 shares designated Series A;  16,667, issued and outstanding                        -
      at June 30, 2001
    26,000 shares designated Series B;  12,160 issued and outstanding                         -
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
    20,845,594 shares issued and outstanding at June 30, 2001                               2,000
  Additional paid-in capital                                                           11,994,000
  Deficit                                                                             (13,855,000)
  Stock subscriptions, including interest receivable                                     (480,000)
                                                                                     ------------

         STOCKHOLDERS' DEFICIT, NET                                                    (2,339,000)
                                                                                     ------------

         TOTAL                                                                       $  3,387,000
                                                                                     ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                          2001                   2000
                                                      ------------           ------------
REVENUES:
   Membership fee income
        Worksites and consumers                       $    985,000           $    603,000
        Direct marketing                                 2,033,000                689,000
        Affinity                                           294,000                258,000
        Infomercials                                           -                  521,000
                                                      ------------           ------------
   Total membership fee income                           3,312,000              2,071,000
   Sales                                                 2,580,000                    -
                                                      ------------           ------------

        TOTAL REVENUES                                   5,892,000              2,071,000
                                                      ------------           ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                         2,330,000                    -
   Services performed for common stock                         -                  117,000
   Compensation and employee benefits                    2,832,000              2,751,000
   Advertising and Marketing                               196,000              1,052,000
   Professional fees                                       407,000                552,000
   Office, administrative, and general                   1,480,000              1,517,000
   Legal Settlement                                        103,000                180,000
   Occupancy                                               346,000                331,000
   Depreciation and amortization                           147,000                106,000
                                                      ------------           ------------

          TOTAL COSTS AND OPERATING EXPENSES             7,841,000              6,606,000
                                                      ------------           ------------

         LOSS FROM OPERATIONS                           (1,949,000)            (4,535,000)
                                                      ------------           ------------

OTHER INCOME (EXPENSE):
   Other income                                            232,000                 81,000
   Interest expense                                       (385,000)               (65,000)
                                                      ------------           ------------

          OTHER, NET                                      (153,000)                16,000
                                                      ------------           ------------

LOSS BEFORE INCOME TAX BENEFIT                          (2,102,000)            (4,519,000)
INCOME TAX BENEFIT                                             -                      -
                                                      ------------           ------------

          NET LOSS                                    $ (2,102,000)          $ (4,519,000)
                                                      ============           ============


LOSS PER COMMON SHARE:
   Basic and Diluted                                  $      (0.11)          $      (0.24)
                                                      ============           ============

AVERAGE NUMBER OF COMMON  SHARES OUTSTANDING
   Basic and Diluted                                    19,684,694             18,717,802
                                                      ============           ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                                          2001             2000
                                                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                           $(2,102,000)     $(4,519,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                                       147,000          106,000
      Provision for doubtful accounts                                                                     135,000          (51,000)
      Amortization of debt discount                                                                         8,000              -
      Services performed for common stock                                                                     -            117,000
      Common stock for services performed with convertible debt issuance                                   19,000              -
      Legal settlements                                                                                   103,000          180,000
      Interest due from shareholders                                                                      (24,000)         (24,000)
      Changes in certain assets and liabilities:
        Accounts receivable                                                                               235,000         (244,000)
        Inventory                                                                                         (54,000)
        Prepaid expenses                                                                                   25,000           59,000
        Advances and other assets                                                                        (125,000)         (41,000)
        Accounts payable                                                                                  155,000          317,000
        Accrued compensation and related expenses                                                          88,000          157,000
        Accrual bonus                                                                                     595,000              -
        Interest payable                                                                                  292,000           26,000
        Accrued commissions on Series B preferred stock                                                       -            194,000
        Other accrued expenses and liabilities                                                            107,000         (402,000)
                                                                                                      -----------      -----------

         NET CASH USED IN OPERATING ACTIVITIES                                                           (396,000)      (4,125,000)
                                                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                                              (175,000)        (300,000)
                                                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash                                                                                         67,000         (177,000)
   Proceeds from long-term debt                                                                           192,000           50,000
   Repayments of long-term debt and capital leases                                                       (119,000)        (262,000)
   Issuances of Series B preferred stock                                                                      -          3,040,000
   Issuances of common stock                                                                              193,000          250,000
                                                                                                      -----------      -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        333,000        2,901,000
                                                                                                      -----------      -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (238,000)      (1,524,000)

CASH AND CASH EQUIVALENTS, beginning of year                                                              277,000        1,801,000
                                                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                                                $    39,000      $   277,000
                                                                                                      ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                                        $    19,000      $    38,000
                                                                                                      ===========      ===========
      Income taxes                                                                                    $       -        $       -
                                                                                                      ===========      ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Note and Security Agreement collaterilized by subsidiary's accounts receivable and
       inventory                                                                                      $ 2,303,000            $ -
    Convertible debt warrants                                                                              14,000              -
    Conversion of 11,111 shares of Series A Preferred Stock into 1,111,112 shares of Common Stock       1,000,000              -
    Issuance of common stock in settlement of litigations                                                  56,000
    Issuance of common stock for convertible debt issuance services                                        19,000
    Capital leases entered into to acquire computer equipment                                                 -            182,000
    Conversion of debt to common stock
              Long-term debt                                                                                  -             89,000
              Accrued interest payable                                                                        -             67,000
   Common stock issued as compensation to  employees and consultants
              91,572 shares of common stock                                                                   -            117,000

See notes to the consolidated financial statements.

               LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                                      Series A
                                                                            Common       Series A     Preferred       Series B
                                                              Common       Stock, at     Preferred    Stock, at      Preferred
                                                              Shares       par value      Shares      par value        Shares
                                                           -------------   ----------   -----------   ----------   -------------
STOCKHOLDERS' EQUITY, July 1, 1999                           18,539,726    $   2,000        27,778    $       -                -

Common stock issued for the conversion
    of debt and accrued interest                                 56,553
Issuance of common stock for cash                               250,000
Issuance of common stock for services performed                  91,572
Cancellation of previously issued common stock                  (89,920)
Issuance of common stock to complete prior year debt
    conversion                                                  163,663
Accrued interest on subscription agreements
Issuance of Series B preferred stock for cash, net of
    expenses                                                                                                              12,160
Net loss
                                                           -------------   ----------   -----------   ----------   -------------

STOCKHOLDERS' DEFICIT,  June 30, 2000                        19,011,594        2,000        27,778            -           12,160

Issuance of common stock for cash                               385,000
Issuance of common stock for convertible debt issuance
    services                                                     76,800
Conversion of Series A preferred stock to Common stock        1,111,200                    (11,111)
Issuance of common stock in settlement of litigations           261,000
Fair value of warrants issued as part of convertible debt
Accrued interest on subscription agreements
Net loss
                                                           -------------   ----------   -----------   ----------   -------------

STOCKHOLDERS' DEFICIT,  June 30, 2001                        20,845,594    $   2,000        16,667            -           12,160
                                                           =============   ==========   ===========   ==========   =============


                                                           Series B
                                                          Preferred     Additional                        Stock          Total
                                                          Stock, at       Paid-in                      Subscriptions  Stockholders'
                                                          par value       Capital         Deficit       Receivable       Deficit
                                                         ------------   ------------   -------------   ------------   -------------
STOCKHOLDERS' EQUITY, July 1, 1999                        $        -    $ 8,374,000    $ (7,234,000)    $ (433,000)   $    709,000

Common stock issued for the conversion
    of debt and accrued interest                                            156,000                                        156,000
Issuance of common stock for cash                                           250,000                                        250,000
Issuance of common stock for services performed                             117,000                                        117,000
Cancellation of previously issued common stock
Issuance of common stock to complete prior year debt
    conversion
Accrued interest on subscription agreements                                                                (23,000)        (23,000)
Issuance of Series B preferred stock for cash, net of
    expenses                                                              2,815,000                                      2,815,000
Net loss                                                                                 (4,519,000)                    (4,519,000)
                                                         ------------   ------------   -------------   ------------   -------------

STOCKHOLDERS' DEFICIT,  June 30, 2000                              -     11,712,000     (11,753,000)      (456,000)       (495,000)

Issuance of common stock for cash                                           193,000                                        193,000
Issuance of common stock for convertible debt issuance
    services                                                                 19,000                                         19,000
Conversion of Series A preferred stock to Common stock
Issuance of common stock in settlement of litigations                        56,000                                         56,000
Fair value of warrants issued as part of convertible debt                    14,000                                         14,000
Accrued interest on subscription agreements                                                                (24,000)        (24,000)
Net loss                                                                                 (2,102,000)                    (2,102,000)
                                                         ------------   ------------   -------------   ------------   -------------

STOCKHOLDERS' DEFICIT,  June 30, 2001                              -    $11,994,000    $(13,855,000)    $ (480,000)   $ (2,339,000)
                                                         ============   ============   =============   ============   =============

See notes to the consolidated financial statements.

                     LEGAL CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


NOTE 1-MERGER, ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger

Legal Club of America Corporation resulted from the merger of And Justice for All, Inc. (d/b/a Legal Club of America) and Bird-Honomichl, Inc. ("BHI") on October 16, 1998.

Legal Club of America Corporation and its subsidiaries are collectively referred to as the "Company".

Organization

Legal Club of America, ("LCOA"), a division of the Company, offers memberships that provide a broad range of services to its subscribers. LCOA has established a network of over 13,000 attorneys in all 50 states, Puerto Rico and the US Virgin Islands,, who have contracted to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives fees for membership, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

During the quarter ended June 30, 2000, the Company launched Einstein Computer Corp. ("ECC" or "Einstein"), a wholly owned subsidiary of the Company, that was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC, filed suit against Gateway in the U.S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs.
                                                 ---------------------------
Gateway, Inc., claiming damages in excess of $200 million. Among other things,
--------------
ECC asserts breach of contract, and, alternatively, fraud in connection with Gateway's repudiation of its agreement with Einstein.

Going Concern Considerations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. In addition, the Company is in default on certain of its debt agreements.. Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the issuance of common stock, preferred stock and debt pursuant to placements, and to obtain operating capital through revenue growth. See Note 13 for activities occurring subsequent to June 30, 2001. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statement will be materially affected.

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

Accounts Receivable. Accounts receivable at June 30, 2001, were comprised of $270,000 relating to LCOA memberships and $2,284,000 relating to the sales of personal computers, of which $1,466,000 is due after June 30, 2002. The personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. The Company maintains an allowance for doubtful accounts based on management's estimate of uncollectible receivables.

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

Sales revenue from computer systems is recorded upon shipment of the product to the customer. Cost of sales is recognized based on the number of units shipped during the period. The Company has reserved estimated losses on sales shipped during the year ended June 30, 2001, based on management's current best estimate. Management continues to analyze and will adjust its allowance for doubtful accounts based on future accounts receivable collections.

Advertising and Marketing. The costs of advertising, promotion, and marketing programs are charged to operations in the year incurred. Expenses for these programs totaled $196,000 and $1,052,000 for the years ended June 30, 2001 and 2000, respectively.

Income Taxes. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share. SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company's common equivalent shares include the Series A convertible preferred stock, Series B convertible preferred stock, stock options and warrants. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations.

Stock Based Compensation. The Company has implemented SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with the provision of SFAS No. 123, to account for stock based compensation under the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" and to disclose the general and pro-forma financial information required by SFAS No. 123. For transactions with other than employees, in which services were performed in exchange for stock, the transactions were recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever was more readily measurable.

Statement of Comprehensive Income. The Company has implemented SFAS No. 130,, "Reporting Comprehensive Income". A statement of comprehensive income has not been included in the financial statements, as the Company has no items of other comprehensive income.

Accounting for Derivative Instruments and Hedging Activities. During fiscal year 2001, the Company adopted SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133". SFAS No. 137 deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended requires that the Company recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As of June 30, 2001, the Company has not entered into hedging activities nor invested in derivative securities.

Segment Reporting. The Company first implemented SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information," during fiscal year 2001. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the Company's operations are defined as consisting of two operating segments.

Fair Value of Financial Instruments. Cash, short-term receivables, and accounts payable and accrued liabilities are reflected in the balance sheet at historical cost, which approximates fair value because of the short-term maturity of those instruments. The recorded amount of long-term receivables approximates fair value, as the interest rate approximates current market rates. The fair value of the Company's debt, except for the term loans, approximate their fair value. The term loans, which are in default, are not subject to fair value estimation because of their past due status.

Recent Significant Accounting Pronouncements. In July 2001, SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations" were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized, but will now be tested for impairment at least annually, and expensed only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement is permitted for certain companies with a fiscal year beginning after March 15, 2001. SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, at fair market value, with the associated asset retirement costs capitalized as part of the carrying value of the long-lived asset.

The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassification. Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation.


NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following at June 30, 2001:


    Current
          Accounts receivable                 $ 1,088,000
          Allowance for doubtful accounts         (83,000)
                                              -----------
                                              $ 1,005,000
                                              ===========

    Long-term
          Accounts receivable                 $ 1,466,000
          Allowance for doubtful accounts         (99,000)
                                              -----------
                                              $ 1,367,000
                                              ===========

At June 30, 2001, the Company's accounts receivable were comprised of $270,000 relating to LCOA memberships and $2,284,000 related to sales of personal computers by Einstein.

In September 2000, Einstein entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway, through Einstein's distribution channels, providing additional benefits to employees at the worksite. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. Einstein's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Note 4.


NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at June 30, 2001:


    Office equipment                               $195,000
    Computer equipment
                                                    193,000
    Computer software                               473,000
    Leasehold improvements                           22,000
                                                   --------
              Total cost                            883,000
    Less: Accumulated depreciation                  287,000
                                                   --------

              Property and equipment, net          $596,000
                                                   ========

Depreciation and amortization expense, which includes capital lease amortization, totaled $146,000 and $106,000 for the years ended June 30, 2001 and 2000, respectively.

During the year ended June 30, 2000, the Company entered into lease agreements classified as capital leases to lease certain office and computer equipment. Assets under capital leases at June 30, 2001 are included above as follows:

    Office Equipment             $ 109,000
    Computer Equipment              73,000
                                 ---------
                                   182,000
    Accumulated                     63,000
    amortization
                                 ---------
                                 $ 119,000
                                 =========


NOTE 4 - LONG-TERM OBLIGATIONS

At June 30, 2001, long-term debt and capital leases consist of the following:

   Term loans with various maturity dates through                    $127,000
   1998. Interest rates range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest only is payable monthly during the terms of the loans

   Term loans from a shareholder with interest
   rates of 9% and 12%, with maturity dates on or                      40,000
   before July 2000.

   Capital leases with terms from three to
   five years, with imputed interest rates ranging                    108,000
   from 9% to 22%

   Term loan from a shareholder bearing                                37,000
   interest at 7%, due April 2000

   Convertible notes at a stated interest
   coupon rate of 25%, due September 2001. These                      190,000
   notes are in default as of September 2001. See below.

   Note and Security Agreement bearing interest at
   15.5%, maturing September 2003                                   2,545,000

   Term loans refinanced during 2001:
                                                                       59,000
      Payable in monthly installments of $13,561,
      including interest at a rate of 15%, through
      December 2001
                                                                 ------------
         Total long-term obligations                                3,106,000
         Less:  Current portion                                     1,352,000
                                                                 ------------

         Long-term obligations due 2003                            $1,754,000
                                                                 ============

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its Einstein subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Payments under this Note are to be made to Gateway from the monthly installment payments collected on Einstein's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company has asserted a common law right of set off against Gateway and has not been making these payments. Outstanding borrowings under this agreement are collateralized by Einstein's accounts receivable and inventory.

During the quarter ended September 30, 2000, the Company issued $192,000 of unsecured Convertible Notes in a private placement to accredited investors. The notes have a stated coupon rate of 25% and mature in one year, with interest due at maturity. At maturity, the holder will have the option to convert the outstanding balance of the principal and interest, into shares of the Company's common stock at $0.50 per share. The Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, at an exercise price of $0.25 per share. The value assigned for accounting purposes to the 96,000 warrants issued was $10,000. This amount has been included in additional paid-in capital and as a reduction of the Convertible Notes, with the $10,000 being accreted to interest expense over the term of the notes. As of September 2001, the Convertible Notes are currently in default as to principal and interest. The Company has begun discussions to modify the debt arrangement.

The total principal amount of Term Loans is due within one year or is in default with respect to certain principal and interest payments and accordingly all has been classified as current. Some Term Loans were refinanced during the year ended June 30, 2001 and are presented separately under refinanced loans.

Interest expense for the years ended June 30, 2001 and 2000 totaled $385,000 and $65,000, respectively.

Maturities of capital lease obligations subsequent to June 30, 2001 are as follows:

             Years Ending June 30,
    ---------------------------------------
                     2002                            $ 61,000
                     2003                              46,000
                     2004                              17,000
                                                     --------
    Total minimum lease payments                      124,000
    Less amounts representing interest                 16,000
                                                     --------
    Present value of minimum lease payments          $108,000
                                                     ========


NOTE 5 - INCOME TAXES

Asummary of the provision for income taxes for the years ended June 30, 2001 and 2000 is as follows:

                                                   2001               2000
                                               -----------        -----------

    Currently payable                           $      -          $       -
    Deferred tax benefit                          (736,000)        (1,582,000)
    Less: Valuation allowance                      736,000          1,582,000

                                               -----------        -----------

              Provision for income taxes       $       -          $       -
                                               ===========        ===========

The Company's deferred tax asset at June 30, 2001, consists of the following:

    Deferred tax asset:
    Available federal and state net operating loss carryover       $ 4,182,000
         Less:  Valuation allowance                                 (4,182,000)
                                                                   -----------

                                                                   $      -
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

At June 30, 2001, the Company has tax net operating losses carryforwards (NOLs) of approximately $12,166,000 expiring beginning 2011 and accordingly no income tax provision (benefit) is recognized on the financial statements. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.


NOTE 6 - CAPITAL STOCK

The Company's authorized capital stock at June 30, 2001 consisted of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock, at a par value of $0.0001 per share. The board of directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the shareholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

During 1999, the Company amended its articles of incorporation to authorize the 1,000,000 preferred shares, and designated 40,000 of these preferred shares as "Series A Convertible Preferred Stock" (Series A stock). During 2000, the Company amended its articles of incorporation to designate 26,000 shares as "Series B Convertible Preferred Stock" (Series B stock).

Common Stock

During the year ended June 30, 2001, the Company issued 385,000 shares of common stock for $193,000, or $0.50 per share, in private placements to accredited investors and 76,800 shares of common stock were issued for $19,000, or $0.25 per share as payment for commissions due. In April 2001, as part of a settlement stipulation entered into between the Company and a former officer and employee, the Company issued 125,000 restricted shares of the Company's common stock. The Company also issued 136,000 shares of common stock during the year ended June 30, 2001, in settlement of a dispute that arose relating to a 1996 asset purchase agreement. These securities were valued at $56,000.

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

Conversion of Series A Convertible Preferred Stock

In March 2001, holders of 11,112 shares of Series A Convertible Preferred Stock (Series A stock) exercised their option to convert their shares to common stock. The Series A stock was converted into 1,111,200 shares of common stock at a conversion price of $0.90 per share.

Convertible Debt

In September 2000, the Company raised $192,000 through a private placement of Convertible Notes to accredited investors (see Note 4). Upon maturity, the notes and accrued interest are convertible into common shares at $0.50 per share. Additionally, the Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, or 96,000 warrants, at an exercise price of $0.25 per share. Brokers authorized by the Company, who participated in the private placement of Convertible Notes, were entitled to receive warrants to purchase 10% of the common stock underlying the notes placed by the broker, or 76,800 warrants, at $0.25 per share, in addition to a fee of 10% of the proceeds raised.

Series A Convertible Preferred Stock

During the year ended June 30, 1999, the Company issued a total of 27,778 shares of its Series A stock for a cash payment of $2,500,000. In March 2001, 11,112 Series A shares were converted to common stock.

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

In connection with the Series B stock offering, the Company issued warrants for the purchase of 390,000 shares of common stock to institutional investors and 5,600 warrants were issued to brokers authorized to participate in the offering. Brokers authorized to participate in the Series B stock offering were entitled to receive warrants to purchase 10% of the common stock equivalent shares placed by the broker, at a per share price equal to 125% of the price paid by the investors in the offering, and a 10% fee. At June 30, 2001, there was $194,000 of broker fees to be paid.


NOTE 7 - STOCK OPTION PLAN AND WARRANTS

In 1997, the Company established a stock option plan (the "Plan") to issue more qualified stock options and incentive stock options to key employees and directors. The Plan expires on October 31, 2007. The Company authorized and reserved 2,000,000 shares of its common stock for this Plan. In October 2000, the Compensation Committee of the Board of Directors approved an amendment to the Plan, to increase to 4,000,000, from 2,000,000, the number of authorized and reserved shares of the Company's common stock. Options are issued at prices not less than the market value at date of grant. Outstanding options, until fully vested, are contingent upon continued service.

As required by SFAS No. 123 pro forma disclosures of results of operations and earnings per share have been determined as if the Company had accounted for its stock option plan under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 6% and no dividend yield for the two years; volatility factors of the expected market price of the Company's common stock of 83% and 85%, respectively; and a weighted-average expected life of the option of
7.7 and 8.9 years, respectively. The weighted average fair values of the stock options were $0.19 at June 30, 2001 and $0.90 at June 30, 2000.

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's net loss and net loss per share would have increased to the pro forma amounts for the years ended June 30, 2001 and 2000, as follows:


                                                 2001                2000
                                             ------------        ------------
    Net loss:
    As reported                              $(2,102,000)        $(4,519,000)
    Pro forma                                 (2,165,000)         (4,890,000)
    Net loss per share (basic and diluted)
    As reported                              $     (0.11)        $     (0.24)
    Pro forma                                      (0.12)              (0.26)

The pro forma amounts may not be representative of the effect on future reported net income and earnings per share that will result from the future granting of stock options, since future pro forma compensation expense may be allocated over the periods in which options become exercisable, and new option awards may be granted each year.

The Company's stock option activity is summarized as follows:

                                        Optioned    Weighted-Average
                                         Shares      Exercise Price
                                       -----------  ----------------

    Outstanding at June 30, 1999          577,523        $1.54
                                       ----------

          Granted                       1,353,663         1.14
          Cancelled / forfeited          (518,663)        0.56

    Outstanding at June 30, 2000        1,412,523         1.52
                                       ----------
          Granted                       1,845,000         0.30
          Cancelled / forfeited          (987,500)        0.88
                                       ----------

    Outstanding at June 30, 2001        2,270,023        $0.81
                                       ==========        =====
    Exercisable at June 30, 2001          654,189        $1.83
                                       ==========        =====

Warrants

In August 2000, the Company issued to marketing partners, warrants to purchase 200,000 shares of common stock with exercise prices varying from $0.50 to $3.00 per share. The warrants have contractual lives of one to six years and the exercise of the warrants is contingent on sales targets. These warrants were issued with exercise prices above the fair value of the Company's common stock.

In September 2000, the Company raised capital through a private placement of Convertible Notes to accredited investors (see Note 4). The Convertible Notes included issuance of five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, or 96,000 warrants, at an exercise price of $0.25 per share. Brokers who participated in the private placement, were entitled to receive warrants to purchase 10% of the common stock underlying the notes placed by the broker, or 76,800 warrants, at $0.25 per share.

In October 2000, the Company issued a former officer and employee warrants to purchase 200,000 shares of common stock at $0.35 per share. The warrants have a contractual life of five years and were issued with an exercise price above the fair value of the Company's common stock. The Company also issued to investment advisors, warrants to purchase 200,000 shares of common stock at $3.00 per share. The warrants have a contractual live of five years and the exercise of the warrants is contingent on sales targets. These warrants were issued with an exercise price above the fair value of the Company's common stock.

In November 2000, the Company, issued to business partners, warrants to purchase 245,000 shares of common stock at $0.33 per share and warrants to purchase 50,000 shares of common stock at $0.25. The warrants have contractual lives of five years and were issued with exercise prices above the fair value of the Company's common stock.

The Company also issued warrants to purchase 50,000 shares of common stock at $2.00 per share, during the year ended June 30, 2001, in settlement of a dispute that arose relating to a 1996 asset purchase agreement. The warrants have a contractual life of five years and were issued with an exercise price above the fair value of the Company's common stock.

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


NOTE 8- PENSION PLAN

The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all of its employees.. Under the Plan, employees are eligible to participate after completion of three months of service and reaching 21 years of age or older. The Company matches employee contributions at a rate of 25% of the contribution, up to a maximum of 6% of the employee's salary. Company contributions to the plan are vested over five years at a rate of 20% per year. Contributions by the Company for the years ended June 30, 2001 and 2000 were $8,000 and $11,000, respectively.


NOTE 9 - NET LOSS PER COMMON SHARE

For the years ended June 30, 2001 and 2000, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:


                                        2001               2000
                                    -----------        -----------

    Common shares outstanding        20,845,594         19,011,594
    Effect of weighting              (1,160,900)          (293,792)
                                    -----------        -----------
    Weighted average common
    shares outstanding               19,684,694         18,717,802
                                    ===========        ===========

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the years ended June 30, 2001 and 2000, include the following:


                                                  2001            2000
                                               ----------      ----------
    Common stock options                        2,270,023       1,412,523
    Series A convertible preferred stock        1,666,600       2,777,800
    Series B convertible preferred stock        1,216,000       1,216,000
    Convertible debt                              384,000               -
    Warrants relating to issuance of-
         Common stock                           1,050,000       1,050,000
         Series B preferred                       395,600         395,600
         Convertible notes                        172,800               -
         Other                                  1,095,000         150,000


NOTE 10 - RELATED PARTY TRANSACTIONS

In December 1997, the Company issued 1,200,000 shares of its common stock to three existing shareholders in exchange for subscription agreements totaling $396,000. The subscription agreements bear interest at 6%. On June 30, 1999, the subscription agreement of one of the shareholders was assumed by another shareholder, along with the ownership of the common shares, and the accrued interest obligation. Accrued interest due from the shareholders amounted to $84,000 and $60,000, respectively, at June 30, 2001 and 2000, with the balance due from shareholders for the subscription obligation, including accrued interest receivable, totaling $480,000 at June 30, 2001.

See Note 4 for description of term loans due shareholders. Interest expense on the term loans was $7,000 and $10,000 for the years ended June 30, 2001 and 2000, respectively

In December 2000, the Compensation Committee approved, effective January 1, 2001 an amendment to the employment agreement for the Chief Executive Officer of the Company. The amendment to the employment agreement has a three-year term. The compensation increases under the 2000 and 2001 employment agreements were accrued during the period of service and are being deferred on the balance sheet. At June 30, 2001, accrued compensation relating to the Chief Executive Officer amounted to approximately $108,000.

In December 2000, the Compensation Committee approved, effective January 1, 2001, a new employment agreement for the Chief Financial Officer of the Company. This new Employment Agreement has a term of three years. The increase in compensation under the employment agreement was accrued during the period of service and is being deferred on the balance sheet. At June 30, 2001, accrued compensation relating to this agreement amounted to $20,000.

In December 2000, the Compensation Committee approved, effective January 1, 2001, a new employment agreement, for the Executive Vice President - Marketing and Sales. This new Employment Agreement has a term of three years. The increase in compensation under the employment agreement is being accrued during the period of service and is being deferred on the balance sheet. At June 30, 2001, accrued compensation relating to this agreement amounted to approximately $30,000.


NOTE 11 - SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards of reporting information about operating segments in the Company's financial statements. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized into two reportable operating segments, Legal Club ("LCOA") and Einstein ("ECC"), each of which operates in a single line of business. In the June 2000 quarter, the Company began marketing computer systems through Einstein and sales began in fiscal year 2001. See Note 1, Organization.


                                                        Consolidated
                                 LCOA          ECC         Total
                              ------------ -------------------------
Revenues
  2001                         $3,312,000   $2,580,000   $5,892,000
  2000                          2,071,000                 2,071,000

Operating Loss
  2001                         (1,810,000)    (139,000)  (1,949,000)
  2000                         (4,517,000)     (18,000)  (4,535,000)

Segment Assets
  2001                            903,000    2,484,000    3,387,000
  2000                          1,313,000       63,000    1,376,000

Depreciation and Amortization
  2001                            119,000       28,000      147,000
  2000                            106,000                   106,000


NOTE 12 - COMMITMENTS AND CONTINGENCIES

(a) Operating Lease Commitments

At June 30, 2001, the Company had operating lease commitments of approximately $1,490,000, including leased space for its corporate office, which lease expires June 2006. In September 2001, the Company executed a new lease agreement replacing the agreement in effect at June 30, 2001. The new lease agreement is for a term of five years, with total payments under this lease of approximately $702,000 over the term of the lease.

Future annual lease payments for non-cancelable operating leases are as follows:

     Twelve Months
    Ending June 30,
    ---------------
         2002                        $ 137,000
         2003                          135,000
         2004                          140,000
         2005                          146,000
         2006                          152,000
                                     ---------

                                     $ 710,000
                                     =========

Payments under operating lease contracts were approximately $311,000 and $321,000 for the years ended June 30, 2001 and 2000, respectively.

(b) Letters of Credit

At June 30, 2001, the Company had letters of credit totaling $110,000, relating to the Company's office space lease and equipment leases. The letters of credit are collateralized by deposits held in escrow at a financial institution, and have one-year renewable terms. Management does not expect that any claims will be made against these financial instruments and therefore expects no material losses to result from these off-balance-sheet instruments.

(c) Legal Proceedings

The Company filed an action styled LegalClub.com, Inc. v. Bernstein in August
                                   --------------------------------
1999 in the Broward County Circuit Court. This action involved the Company's claims to rescind certain stock issuance's to Mr. Howard Bernstein ("Bernstein"), a former officer and employee, and claims for slander and various filed and threatened counterclaims from Mr. Bernstein for alleged back compensation and other matters. After preliminary proceedings in the case, the parties entered into a stipulated settlement in April 2000. The settlement requires payments to Mr. Bernstein of $100,000 in cash, paid in April 2000, and $80,000 on deferred terms and imposed certain restrictions on the timing of Mr. Bernstein's sales of Company's stock. Recently, a dispute arose regarding one of the deferred payments, and under the terms of the settlement, Mr. Bernstein received a default judgment for $400,000 against the Company. The default judgement was vacated on April 5, 2001. The Settlement Stipulation entered into between the parties requires the Company to continue to make payments to Mr. Bernstein in the amount of $6,700 per month through December 15, 2001 and to issue 125,000 restricted shares of Company common stock to Bernstein. The parties each had to bear their own costs and attorney fees in the matter.

In 1997, a predecessor company received a letter from the Florida Department of Insurance ("FDOI") stating that the predecessor company should be regulated as a legal expense insurer despite the FDOI's 1994 findings that the predecessor company was not such an insurer. The Company contested this change of the FDOI's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) the Company, as currently conducting business, is not subject to regulation by the FDOI as a legal expense insurer and (2) even if the FDOI found that it was a legal expense insurer, that the Company would be exempt from any regulation due to the fact that it is a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Subsequently, the FDOI rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer anyway. The Company appealed this ruling, and a three-judge panel in the First District Court of Appeals ("FDCA") heard this appeal in March 2001. On September 26, 2001 a decision was rendered by the FDCA in which the FDCA found in the Company's favor, and against the FDOI. As a result of the favorable ruling by the FDCA, the Company may seek to recover certain costs and expenses incurred to defend its position. The FDOI has 15 days from the date of the FDCA's decision to ask the FDCA to reconsider its decision, and the FDOI may also seek discretionary review of the decision by the Florida Supreme Court.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.


NOTE 13 - SUBSEQUENT EVENTS

In September 2001, ECC entered into a new agreement with a brand name computer manufacturer to sell their computers as an authorized agent. Under this agreement, the finance company contracted by the computer manufacturer will finance the employee's computer purchase by extending consumer credit directly to the employee, as opposed to ECC's prior payroll deduction program. ECC will sell a brand name computer manufacturer personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by a brand name computer manufacturer will finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction. There can be no assurance that the Company's arrangement with the brand name computer manufacturer will achieve the market penetration, sales volume and success that the Gateway payroll deduction plan could have achieved.

The new agreement with a brand name computer manufacturer will change the manner in which the Company recognizes revenues from computer sales. Presently, the Company reflects the full purchase price of computers as revenues, and reduces that revenue by its cost of good sold to present its gross profits. Under the changed basis of presentation, the Company will reflect only its gross profits (commissions) as revenues, and will not record or recognize a cost of goods sold. Such changed method of revenue recognition, will substantially reduce the revenues that the Company reflects from computer sales. This presentation change will have no impact on net income recognition.

The Company' convertible debt is currently in default as to principal and interest. The Company has begun discussions to modify the debt arrangement.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


None.



PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer:

Name of Officer/Director     Age      Positions with Company
------------------------     ---      ----------------------

Brett Merl...............    39       Chief Executive Officer and Chairman of
                                      the Board

Michael Samach...........    47       Chief Financial Officer

Jason Krouse.............    33       Executive Vice President of Sales and
                                      Director

Matt Cohen...............    43       Director

Richard Campanaro (1)....    59       President and Chief Operating Officer

Ronald G. Agypt (2)......    45       Director

A. Clinton Allen (3).....    58       Director


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

Matt Cohen has served as a Director since September 1999. From July 1997 to August 1999, Mr. Cohen served as our Chief Financial Officer. From 1988 until July 1997, Mr. Cohen served as vice president and chief financial officer of Standard Brands of America, a retailer of consumer electronics and appliances. Mr. Cohen also serves on the Board of Directors of Interactive Technologies.com Ltd. and UBuy.com

Richard Campanaro (1) served as President and Chief Operating Officer from October 1999 to September 2000. On September 15, 2000, Mr. Campanaro resigned his positions as President and Chief Operating Officer.

Ronald G. Agypt (2) served as a Director and the Chairman of the Compensation Committee since March 1999 and Chairman of the Audit Committee since November 2000. On August 8, 2001, Mr. Agypt resigned his positions as Director and Chairman of the Compensations and Audit Committees.

A. Clinton Allen (3) served as a Director from 1998 until his resignation in November 2000.

The Company's Bylaws provide that the Directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The Company did not hold an annual meeting of shareholders for fiscal year 2000.


      Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires that the Company's executive officers, directors and persons owning ten percent or more of its common stock file reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission (SEC) and furnish the Company with copies of such reports. Based on its review of these copies and written representations provided by such persons to the Company, the following executive officers and director filed late reports. Brett Merl, Chief Executive Officer filed late with respect to the Initial Statement of Beneficial Ownership and filed late with respect to one transaction during the year ended June 30, 2000 and three transactions in fiscal 2001; Michael Samach, Chief Financial Officer, filed late with respect to the Initial Statement of Beneficial Ownership and filed late with respect to one transaction in fiscal 2001; Jason Krouse, Executive Vice President, Sales, filed late with respect to the Initial Statement of Beneficial Ownership and filed late with respect to one transaction in fiscal 2001 and Matthew Cohen, Director, filed late with respect to the Initial Statement of Beneficial Ownership and filed late with respect to one transaction in fiscal 2001 The Company has not been furnished reports by other persons who were directors or executive officers during the year ended June 30, 2001, and therefore it is not aware that the required reports have been filed with the SEC in compliance with Section 16(a)


Item 10.    Executive Compensation

The following table sets forth a three year history of the annual and long-term compensation awarded to, earned by or paid by the Company to each person serving as Chief Executive Officer during the year ended June 30, 2001, and Executive Officers who received compensation of at least $100,000 during fiscal years 2001, 2000 and 1999.

See following page.

Summary Compensation Table

-------------------------- ------- -------------------------------------------- ------------------------------------- -------------
                                               Annual Compensation                      Long-term Compensation
                                   -------------------------------------------- -------------------------------------
                                                                                          Awards            Payouts
                                                                                -------------------------- ----------
                                                                                Restricted     Securities
                                                                 Other Annual      Stock       Underlying    LTIP      All Other
       Name and                        Salary         Bonus      Compensation    Award(s)     Options/SARs  Payouts   Compensation
  Principal Position        Year        ($)            ($)            ($)           ($)           (#)         ($)         ($)
          (a)                (b)        (c)            (d)            (e)           (f)           (g)       (h) (1)     (i) (8)
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
Brett Merl,                2001    $ 237,500 (2)  $  245,490 (3)      $9,000          $--           --            --        $1,662
Chairman of the Board
and Chief Executive
Officer
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
                           2000      186,346 (4)         --            8,942           --             --          --         2,296
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
                           1999      159,038         50,000 (5)        3,000           --         82,090          --           163
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
Richard Campanaro,         2001       50,539             --               --           --             --          --            --
President and Chief
Operating Officer (6)
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
                           2000      123,231             --               --           --        500,000          --            --
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
Michael Samach, Chief      2001      155,000 (2)    184,117 (3)        9,000           --        350,000          --            --
Financial Officer
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
                           2000      100,212             --            6,346           --        300,000          --            --
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
Jason Krouse, Executive    2001      148,574 (2)    128,882 (3)        7,200           --             --          --         1,494
Vice President, Sales
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
                           2000       95,536          1,500            7,154           --             --          --           659
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
                           1999       58,467             --            1,800           --         18,269          --            --
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
Matt Cohen (7)             2001           --             --               --           --           --            --            --
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
                           2000       25,385             --            2,250           --             --          --            --
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------
                           1999      128,077         50,000 (5)        3,000           --         67,164          --            --
-------------------------- ------- -------------- -------------- -------------- ------------ ------------- ---------- -------------

------------------

(1)  The Company does not have a Long-term Incentive Plan.

(2) Includes compensation for Brett Merl, Michael Samach and Jason Krouse of $87,500, $20,000 and $30,000, respectively due under employment agreements that was deferred due to insufficient working capital

(3) Bonuses deferred due to insufficient working capital by the named executives in fiscal year 2001.

(4)  Includes $37,500 of compensation voluntarily deferred by the employee.

(5)  Bonuses voluntarily deferred in fiscal year 1999. Paid in fiscal year 2000.

(6) Richard Campanaro became President and Chief Operating Officer of the Company in October 1999 and resigned from these positions on September 15, 2000. None of Mr. Campanaro's options were exercised and all of them were cancelled upon termination. In connection with his severance arrangements, however, Mr. Campanaro received warrants to purchase 200,000 shares of common stock exercisable at any time within five years from the date of grant at an exercise price of $0.35 a share.

(7) Matt Cohen was the Company's Chief Financial Officer until September 1999. He has been on the Board of Directors since 1997 and began serving as a member of the Audit and Compensation Committees in November 2000.

(8) Amounts contributed to the account of the named executive under the Company's 401(k) Plan.

Option Grants in Last Fiscal Year

--------------------------------- ---------------------------------------------------------------------
                                                           Individual Grants
                                  ---------------------------------------------------------------------
                                    Number of      % of Total
                                    Securities      Options
              Name                  Underlying     Granted to
                                     Options       Employees          Exercise of
                                     Granted       in Fiscal           Base Price     Expiration Date
                                  --------------    Year (1)            ($/Sh.)             (2)
                                    # (1) (3)
--------------------------------- --------------- ------------- --- ----------------- -----------------
Brett Merl                           350,000             23.5             $ 0.31               10/31/10
--------------------------------- --------------- ------------- --- ----------------- -----------------

Michael Samach                       350,000             23.5               0.31               10/31/10
--------------------------------- --------------- ------------- --- ----------------- -----------------

Jason Krouse                         350,000             23.5               0.31               10/31/10
--------------------------------- --------------- ------------- --- ----------------- -----------------

------------------

(1) Percentages are based upon the total number of options of the Company's common stock granted during the fiscal year ended June 30, 2001.

(2) The options have a ten-year vesting term and vest cumulatively over three years at the rate of 33.3%, 66.6% and 100%, beginning 10/1/01.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

--------------------------- -------------------- -------------- ---------- ------------------------ -------------------------
                                                                            Number of Securities      Value of Unexperied
                                                                           Underlying Unexercised   In-the-Money Options at
                                                                           Options at Year-End (#)      Year-End ($) (1)
--------------------------- -------------------- -------------- ---------- ------------------------ -------------------------
           Name               Shares Acquired        Value                      Exercisable/              Exercisable/
                                    on             Realized                     Unexercisable            Unexercisable
                                 Exercise             ($)
                                    (#)
--------------------------- -------------------- -------------- ---------- ------------------------ -------------------------
Brett Merl                         --                   --                    82,090 / 350,000             $0 / $0
--------------------------- -------------------- -------------- ---------- ------------------------ -------------------------

Richard Campanaro (2)              --                   --                           --                    $0 / $0
--------------------------- -------------------- -------------- ---------- ------------------------ -------------------------

Michael Samach                     --                   --                    200,000 / 450,000            $0 / $0
--------------------------- -------------------- -------------- ---------- ------------------------ -------------------------

Jason Krouse                       --                   --                    18,269 / 350,000             $0 / $0
--------------------------- -------------------- -------------- ---------- ------------------------ -------------------------

Matt Cohen                         --                   --                       67,164 / 0                $0 / $0
--------------------------- -------------------- -------------- ---------- ------------------------ -------------------------

------------------

At June 30. 2001, none of the above options were in the money

(1) These year-end values represent the difference between (a) the fair market value of the Company's common stock underlying the options at June 30, 2001 (bid price of $0.13) and (b) the exercise prices of the options. "In-the-money" means that the fair market value of the underlying stock is greater than the option's exercise price on the valuation date, June 30, 2001.

(2) Mr. Campanaro resigned as President and Chief Operating Officer of the Company on September 15, 2000. None of Mr. Campanaro's options were exercised and all of them were cancelled upon termination. In connection with his severance arrangements, however, Mr. Campanaro received warrants to purchase 200,000 shares of common stock exercisable at any time within five years from the date of grant at an exercise price of $0.35 a share.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 31, 2001, the beneficial ownership of the Company's Common Stock by Directors and nominees for director, by each of the executive officers named in the Summary Compensation Table and all executive officers and directors as a group, and by each person known by the Company to be the beneficial owner of five percent or more of each class of our Common Stock. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

                                                                   Number of Shares                       Percentage
          Directors and Executive Officers             Beneficially Owned of Designated Class(1)   Ownership of Class(1)(2)
-----------------------------------------------------  -----------------------------------------  --------------------------
Brett Merl, Chairman, Chief Executive Officer and      2,043,555 shares common stock                         7.5%
Director

Michael Samach, Chief Financial Officer                200,000 shares of common stock                        0.7%

Jason Krouse, Executive Vice President, Sales          600,519 shares common stock                           2.2%

Matt Cohen, Director                                   92,164 shares common stock                            0.3%

All  Executive  Officers and Directors as a group 4    2,936,238 shares common stock                        10.8%
persons)

              Other Beneficial Owners
-----------------------------------------------------

Storie Partners L.P.                                   16,667 shares of Series A Convertible                 6.5%
c/o Howard, Rice, Newmerovski, Canady, Falk &          Preferred Stock (3)
Rabkin
Three Embarcadero, 7th Floor,                          1,000 shares of Series B Convertible
San Francisco, CA  94111-4065                          Preferred Stock (3)
Bulldog  Capital Management                            10,000 shares of Series B Convertible                 5.1%
33 N. Garden Ave., Suite 750                           Preferred Stock (4)
Clearwater, FL  33755
                                                       390,000 warrants to purchase Common
                                                       Stock (4)

--------------------------------------------------------------------------------

(1) Includes the amount of shares the beneficial owner has the right to acquire within 60 days from options, warrants or similar rights.

(2) Calculation of total number of shares of outstanding common stock of the Company is made on the basis of an assumed conversion or exercise of all instruments exercisable to purchase or convertible into common stock within 60 days, that are held by the Company's directors, officers, and 10% or more stockholders, including the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Convertible Notes.

(3) Holding consists of 16,667 shares of Series A Convertible Preferred Stock, which are convertible into 1,666,770 shares of common stock; and 1,000 shares of Series B Convertible Preferred Stock, which are convertible into 100,000 shares of common stock. If both the Series A and Series B preferred stocks are converted, these shares would represent 10.6% of the fully diluted common stock.

(4) Holding consists of 10,000 shares of Series B Convertible Preferred Stock, which are convertible into 1,000,000 shares of common stock; and 390,000 warrants to purchase Common Stock. If the Series B preferred stock is converted and the warrants are exercised, these shares would represent 5.9% of the fully diluted common stock.

Executive Employment Agreements

The Company entered into an Employment Agreement with Brett Merl, effective as of July 1, 1997, engaging him to serve as our Chief Executive Officer. The Employment Agreement had a term of three years, with an initial annual base salary of $125,000. In December 2000, an amendment to the employment agreement was approved by the Compensation Committee, effective January 1, 2001, to reflect Mr. Merl's greater responsibilities given the Company's expanded business activities. This new Employment Agreement Amendment has a term of three years, with an initial annual base salary of $250,000.

The Company entered into an Employment Agreement with Richard Campanaro, effective as of October 18, 1999, engaging him to serve as our President and Chief Operating Officer. The Employment Agreement had a term of one year, with an initial annual base salary of $180,000. On September 15, 2000, Mr. Campanaro resigned his position as President and Chief Operating Officer of the Company. In connection with his severance from the Company, Mr. Campanaro received warrants to purchase 200,000 shares of common stock exercisable for 5 years from the date of grant at $.35 a share.

The Company entered into an Employment Agreement with Michael Samach, effective as of September 17, 1999, engaging him to serve as our Chief Financial Officer. This Employment Agreement had a term of three years, with an initial annual base salary of $135,000. In December 2000, the Compensation Committee approved, effective January 1, 2001, a new employment agreement for Mr. Samach. This new Employment Agreement has a term of three years, with an initial base salary of $175,000.

The Company entered into an Employment Agreement with Jason Krouse dated December 12, 1997, engaging him to serve as our Vice President of Sales. This Employment Agreement had a term of five years, with an initial annual base salary of $55,000 per year. In December 2000, the Compensation Committee approved, effective January 1, 2001, a new employment agreement for Mr. Krouse. This new Employment Agreement has a term of three years, with an initial base salary of $150,000.


Item 12.    Certain Relationships and Related Transactions

Brett Merl and Jason Krouse subscribed for and were issued our Common Stock in exchange for promissory notes with an annual interest rate of 6%. Mr. Merl's promisory note is for $264,000 and Mr. Krouse's is for $132,000. The notes, together with the interest accrued thereon, are due December 26, 2003.

Jason Krouse extended the Company a loan on October 27, 1999, in the amount of $50,000, bearing interest at a rate of 7% per annum and maturing on April 26, 2000. At June 30, 2001, $37,000 was outstanding on the loan.

The Company entered into a Consulting Agreement effective February 16, 1999 with A.C. Allen & Company, an affiliate of A. Clinton Allen, one of our directors. Pursuant to this Consulting Agreement, A.C. Allen & Company received compensation in the amount of $4,000 per month in exchange for providing business-consulting services. During the year ended June 30, 2000, the Company accrued consulting fees totaling $20,000 payable to A.C. Allen & Company. This contract was cancelled upon Mr. Allen's resignation on November 20, 2001.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits

3(i) a. Articles of Amendment to the Articles of Incorporation of Bird Honomichl, Inc., dated November 20, 1998, are incorporated by reference to the Company's Form 10-SB filed November 18, 1999, are incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2000, filed November 28, 2000.

3(i) b. Articles of Amendment to Articles of Incorporation of Legal Club of America Corporation, dated December 30, 1999, are incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2000, filed November 28, 2000..

3(ii) Amended and Restated By-laws of Legal Club of America Corporation, dated March 1, 1999, are incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

4(a) 1997 Stock Option Plan, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

4(b) Form of Warrants, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(a)    Marketing Agreement - MicronPC

10(b) Amendment to Employment Agreement for Brett Merl, dated as of December 2000, is filed herein.

10(c) Employment Agreement for Michael Samach, Effective as of January 1, 2001, is filed herein.

10(d) Employment Agreement for Jason Krouse, effective as of January 1, 2001, is filed herein.

10(e) Agreement with Forum Marketing, incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2000, September 28, 2000.

110(f) Marketing Agreement with Protective Life Insurance Corporation, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(g) Lease Agreement, September 2001 with ACP Office I LLC, is included herein

10(h) Lease dated June 8, 1999 with ACP Office I LLC, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 7. Financial Statements, Note 9, Net Loss per Share.

21       Subsidiaries of the Registrant is filed herein.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2001. On July 19, 2001, the Company filed Form 8-K to report that on July 13, 2001, Einstein Computer Corp. filed suit against Gateway, Inc., in California Federal Court claiming damages in excess of $200 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LEGAL CLUB OF AMERICA CORPORATION


Dated:  October 5, 2001                By: /s/ Brett Merl
                                           ------------------------------------
                                           Brett Merl
                                           Chairman and Chief Executive Officer



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Dated:  October 5, 2001                By: /s/ Brett Merl
                                           ------------------------------------
                                           Brett Merl
                                           Chairman and Chief Executive Officer


Dated:  October 5, 2001                By: /s/ Michael Samach
                                           ------------------------------------
                                           Michael Samach, Chief Financial
                                           Officer


Dated:  October 5, 2001                By: /s/ Elvie Lamar Weber
                                           ------------------------------------
                                           Elvie Lamar Weber, Controller
                                           (Chief Accounting Officer)


Dated:  October 5, 2001                By: /s/ Jason Krouse
                                           ------------------------------------
                                           Jason Krouse
                                           Executive Vice President and Director


Dated:  October 5, 2001                By: /s/ Matt Cohen
                                           ------------------------------------
                                           Matt Cohen, Director

                           Exhibits Table of Contents
                           --------------------------

Exhibit No.   Description
-----------   -----------

    10(a)     Marketing Agreement MicronPC

    10(b)     Amendment to Employment Agreement for Brett Merl dated December
              2000

    10(c)     Employment Agreement for Michael Samach effective as of January 1,
              2001

    10(d)     Employment Agreement for Jason Krouse effective as of January 1,
              2001

    10(g)     Lease Agreement September 2001

    21        Subsidiaries of Registrant