Form 10QSB
period 2001-09-30
LEGAL CLUB OF AMERICA CORP
filed 2001-11-14
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  ------------


               [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

               [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                         EXCHANGE ACT

               For the transition period from ___________ to ____________

               Commission file number: 000-28193

                        Legal Club of America Corporation
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Colorado                                        84-1174969
  -----------------------------                          --------------
  (State or other jurisdiction                           (IRS Employer
      of Incorporation or                                Identification
         Organization)                                       Number)

                        1601 N. Harrison Pkwy., Suite 200
                                Sunrise, Florida                 33323
                       -----------------------------------    -----------
                        (Address of Principal Executive        (Zip Code)
                                   Offices)

                                 (954) 267-0920
                       -----------------------------------
                           (Issuer's Telephone Number)

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 Par Value, 20,845,594 shares outstanding as of October 31, 2001.

Transitional Small Business Disclosure Format

Yes [ ]   No [X]

                        LEGAL CLUB OF AMERICA CORPORATION

                                   FORM 10-QSB

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements  (Unaudited)
          Consolidated Balance Sheets..........................................1
          Consolidated Statements of Operations................................2
          Consolidated Statements of Cash Flows................................3
          Notes to Consolidated Financial Statements........................4-10

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................11-13

PART II  OTHER INFORMATION

 Item 1. Legal Proceedings....................................................14
 Item 3. Default Upon Senior Securities.......................................14
 Item 6. Exhibits and Reports on Form 8-K.....................................14

 Signatures...................................................................16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND JUNE 30, 2001
                                                                    September 30,     June 30,
                                                                         2001           2001
                                                                     ------------   ------------
                                                                     (Unaudited)
                                               ASSETS
                                               ------
CURRENT ASSETS:
  Cash and cash equivalents                                          $     18,000   $     39,000
  Restricted cash                                                         110,000        110,000
  Accounts receivable, net of allowance for doubtful
     accounts of $175,000 at September 30, 2001 and
     $83,000 at June 30, 2001                                           1,010,000      1,005,000
  Inventory                                                                     -         54,000
  Prepaid expenses                                                          1,000          2,000
  Advances and other assets                                               129,000        198,000
                                                                     ------------   ------------

        TOTAL CURRENT ASSETS                                            1,268,000      1,408,000

LONG -TERM ASSETS
  Accounts receivable, net of allowance for doubtful
     accounts of $102,000 at September 30, 2001 and
     $99,000 at June 30, 2001                                           1,072,000      1,367,000
  Property and equipment, net                                             554,000        596,000
  Other assets                                                              9,000         16,000
                                                                     ------------   ------------

        TOTAL                                                        $  2,903,000   $  3,387,000
                                                                     ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                   $    793,000   $    824,000
  Accrued compensation and related expenses                               293,000        245,000
  Accrued bonus                                                           595,000        595,000
  Current portion of long-term debt and capital leases                  2,035,000      1,352,000
  Interest payable                                                        534,000        415,000
  Accrued commissions on Series B preferred stock                         194,000        194,000
  Accrued legal settlement                                                 20,000         40,000
  Other accrued expenses and liabilities                                  245,000        307,000
                                                                     ------------   ------------

        TOTAL CURRENT LIABILITIES                                       4,709,000      3,972,000
                                                                     ------------   ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                 1,034,000      1,754,000
                                                                     ------------   ------------

TOTAL LIABILITIES                                                       5,743,000      5,726,000
                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 1,000,000 shares
    authorized;
    40,000 shares designated Series A; 16,667,
       issued and outstanding at September 30 and June 30, 2001                 -              -
    26,000 shares designated Series B;  12,160 issued and
       outstanding at September 30 and June 30, 2001                            -              -
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
    20,845,594 shares issued and outstanding at September 30
       and June 30, 20001                                                   2,000          2,000
  Additional paid-in capital                                           11,994,000     11,994,000
  Deficit                                                             (14,350,000)   (13,855,000)
  Stock subscriptions, including interest receivable                     (486,000)      (480,000)
                                                                     ------------   ------------

        STOCKHOLDERS' DEFICIT, NET                                     (2,840,000)    (2,339,000)
                                                                     ------------   ------------

        TOTAL                                                        $  2,903,000   $  3,387,000
                                                                     ============   ============

See notes to the consolidated financial statements.


LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)

                                                     2001           2000
                                                 ------------   ------------
REVENUES:
   Membership fee income
         Worksites and consumers                 $    329,000   $    223,000
         Direct marketing                             178,000        400,000
        Affinity                                       52,000         43,000
                                                 ------------   ------------
   Total membership fee income                        559,000        666,000
   Sales                                               54,000            -
                                                 ------------   ------------

        TOTAL REVENUES                                613,000        666,000
                                                 ------------   ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                       54,000            -
   Compensation and employee benefits                 524,000        572,000
   Advertising and Marketing                           18,000        127,000
   Professional fees                                   77,000        131,000
   Office, administrative, and general                311,000        323,000
   Occupancy                                           40,000         88,000
   Depreciation and amortization                       43,000         27,000
                                                 ------------   ------------

          TOTAL COSTS AND OPERATING EXPENSES        1,067,000      1,268,000
                                                 ------------   ------------

         LOSS FROM OPERATIONS                        (454,000)      (602,000)
                                                 ------------   ------------

OTHER INCOME (EXPENSE):
   Other income                                       110,000          9,000
   Interest expense                                  (151,000)       (16,000)
                                                 ------------   ------------

          OTHER, NET                                  (41,000)        (7,000)
                                                 ------------   ------------

LOSS BEFORE INCOME TAX BENEFIT                       (495,000)      (609,000)
INCOME TAX BENEFIT                                        -              -
                                                 ------------   ------------

          NET LOSS                               $   (495,000)  $   (609,000)
                                                 ============   ============


LOSS PER COMMON SHARE:

   Basic and Diluted                             $      (0.02)  $      (0.03)
                                                 ============   ============

AVERAGE NUMBER OF COMMON  SHARES OUTSTANDING

   Basic and Diluted                               20,845,594     19,013,605
                                                 ============   ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)

                                                                 2001          2000
                                                           ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $   (495,000)    $ (609,000)
   Adjustments to reconcile net loss to net cash
    provided by used in) operating activities:
      Depreciation and amortization                              43,000         27,000
      Provision for doubtful accounts                            95,000          3,000
      Amortization of debt discount                               3,000            -
      Interest due from shareholders                             (6,000)        (6,000)
      Changes in certain assets and liabilities:
         Accounts receivable                                    195,000        (44,000)
         Prepaid expenses                                         1,000          7,000
         Inventory                                               54,000            -
         Advances and other assets                               75,000        (37,000)
         Accounts payable                                       (31,000)       372,000
         Accrued compensation and related expenses               48,000        (46,000)
         Interest payable                                       119,000         10,000
        Accrued legal settlement, and other accrued
         expenses and liabilities                               (82,000)        57,000
                                                           ------------     ----------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                                  19,000       (266,000)
                                                           ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                         -          (39,000)
                                                           ------------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash                                                  -           67,000
   Proceeds from long-term debt                                     -          192,000
   Repayments of long-term debt and capital leases              (40,000)       (29,000)
   Issuances of Series B preferred stock                            -           93,000
                                                           ------------     ----------

          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                 (40,000)       323,000
                                                           ------------     ----------

          NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                     (21,000)        18,000

CASH AND CASH EQUIVALENTS, beginning of period                   39,000        277,000
                                                           ------------     ----------

CASH AND CASH EQUIVALENTS, end of period                   $     18,000   $    295,000
                                                           ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                             $      2,000   $      6,000
                                                           ============   ============
      Income taxes                                         $        -     $        -
                                                           ============   ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

    Convertible debt warrants                              $        -     $     14,000

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

Organization

Legal Club of America Corporation (the "Company") has two operating divisions, Legal Club of America, ("LCOA") and Einstein Computer Corp. ("ECC" or "Einstein").

LCOA offers memberships that provide a broad range of services to its subscribers. LCOA has established a network of over 13,000 attorneys in all 50 states, Puerto Rico and the US Virgin Islands, who have contracted to provide both individuals and small business owners with a variety of deeply discounted or free legal services. Membership provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives membership fees for membership, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

ECC, a wholly owned subsidiary of the Company, was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud in connection with Gateway's repudiation of its agreement with Einstein. See Note 6. In September 2001, ECC entered into a new agreement with MicronPC to sell their computers as an authorized agent. ECC will sell MicronPC personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by a brand name computer manufacturer will finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction, as in the previous program. There can be no assurance that the Company's arrangement with the brand name computer manufacturer will achieve the market penetration, sales volume and success that the Gateway payroll deduction plan could have achieved.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001, filed with the SEC on October 9, 2001. The financial statements as of and for the periods ended September 30, 2001 and 2000 are unaudited. The consolidated financial statements for the period ended September 30, 2001, have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results expected for the year ending June 30, 2002. See "Going Concern Considerations", below.

Going Concern Considerations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. In addition, the Company is in default on certain of its debt agreements. Management recognizes that the Company must obtain additional capital resources and attain profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the sale and issuance of equity and debt securities, if possible, and to obtain operating capital through revenue growth. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statement will be materially affected.

Significant Accounting Policies
-------------------------------

Restricted Cash. The Company has escrow deposits of $110,000 as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases. The escrow deposits have been classified on the balance sheet as restricted cash.

Accounts Receivable. Accounts receivable at September 30, 2001 were comprised of $234,000 relating to LCOA memberships and $2,125,000 relating to sales of personal computers, of which $1,174,000 is due after September 30, 2002. Accounts receivable at June 30, 2001, were comprised of $270,000 relating to LCOA memberships and $2,284,000 relating to the sales of personal computers. The personal computer accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. The Company maintains an allowance for doubtful accounts based on management's estimate of uncollectible receivables.

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

Sales revenue from computer systems is recorded upon shipment of the product to the customer. Cost of sales is recognized based on the number of units shipped during the period. The Company has reserved estimated losses on sales shipped based on management's current best estimate. Management continues to analyze and will adjust its allowance for doubtful accounts based on future accounts receivable collections.

Sales revenue under the new agreement with a brand name computer manufacturer will change the manner in which the Company recognizes revenues from computer sales. Presently, the Company reflects the full purchase price of computers as revenues, and reduces that revenue by its cost of good sold to present its gross profits. Under the changed basis of presentation, the Company will reflect only its gross profits (commissions) as revenues, and will not record or recognize a cost of goods sold. Such changed method of revenue recognition, will substantially reduce the revenues that the Company reflects from computer sales. This presentation change will have no impact on net income recognition. There were no sales recorded under the new agreement during the quarter ended September 30, 2001.

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

Statement of Comprehensive Income. A statement of comprehensive income has not been included in the financial statements, as the Company has no items of other comprehensive income.

Segment Reporting. Under SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information," the Company's operations are defined as consisting of two operating segments.

Recent Accounting Pronouncement. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

Reclassification. Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE, NET
---------------------------------

Accounts receivable, net, consists of the following at September 30 and June 30, 2001:

                                            September 30,    June 30,
                                                2001           2001
                                            ------------   ------------
Current
      Accounts receivable                   $  1,185,000   $  1,088,000
      Allowance for doubtful accounts           (175,000)       (83,000)
                                            ------------   ------------
                                            $  1,010,000   $  1,005,000
                                            ============   ============

Long-term
      Accounts receivable                   $  1,174,000   $  1,466,000
      Allowance for doubtful accounts           (102,000)       (99,000)
                                            ------------   ------------
                                            $  1,072,000   $  1,367,000
                                            ============   ============

At September 30, 2001, the Company's accounts receivable were comprised of $234,000 relating to LCOA memberships and $2,125,000 relating to sales of personal computers by Einstein. At June 30, 2001, accounts receivable were comprised of $270,000 related to LCOA memberships and $2,284,000 related to sales of personal computers by Einstein.

In September 2000, Einstein entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway, through Einstein's distribution channels to employees at the worksites. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. Einstein's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 3 and 6.

NOTE 3 - LONG-TERM OBLIGATIONS
------------------------------

At September 30 and June 30, 2001, long-term debt and capital leases consisted of the following:

                                                                   September 30,    June 30,
                                                                       2001           2001
                                                                   ------------   ------------
    Term loans with  various  maturity  dates  through  1998.
    Interest  rates range from 12% to 15% plus an  additional
    interest  payment  of  20% of the  principal  amount  at
    maturity.  Interest  only is payable  monthly  during the
    terms of the loans                                             $    127,000   $    127,000

    Term loans from a shareholder  with interest  rates of
    9% and 12%, with maturity dates on or before July 2000.              40,000         40,000

    Capital  leases  with terms from three to five  years,
    with imputed interest rates ranging from 9% to 22%                   96,000        108,000

    Term loan from a shareholder  bearing  interest at 7%,
    due April 2000                                                       36,000         37,000

    Convertible  notes at a stated interest coupon rate of
    25%, due  September  2001.  These notes are in default as
    of September 2001.  See below.                                      192,000        190,000

    Note and Security  Agreement bearing interest at 15.5%,
    maturing September 2003                                           2,545,000      2,545,000

    Term loans refinanced during 2001:

    Payable in monthly  installments of $13,561, including
    interest at a rate of 15%, through December
    2001                                                                 33,000         59,000
                                                                   ------------   ------------
                Total long-term obligations                           3,069,000      3,106,000
                Less:  Current portion                                2,035,000      1,352,000
                                                                   ------------   ------------

                Long-term obligations due 2003                     $  1,034,000   $  1,754,000
                                                                   ============   ============

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its Einstein subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Payments under this Note are to be made to Gateway from the monthly installment payments collected on Einstein's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company has asserted a common law right of set off against Gateway. Outstanding borrowings under this agreement are collateralized by Einstein's accounts receivable and inventory.

During the quarter ended September 30, 2000, the Company issued $192,000 of unsecured Convertible Notes in a private placement to accredited investors. The notes have a stated coupon rate of 25% and mature in one year, with interest due at maturity. At maturity, the holder will have the option to convert the outstanding balance of the principal and interest, into shares of the Company's common stock at $0.50 per share. The Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, at an exercise price of $0.25 per share. The value assigned for accounting purposes to the 96,000 warrants issued was $10,000. This amount has been included in additional paid-in capital and as a reduction of the Convertible Notes, with the $10,000 being accreted to interest expense over the term of the notes. At September 30, 2001, the Convertible Notes are in default as to principal and interest and the Company has begun discussions with the debt holders to modify the arrangement.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly all has been classified as current. Some Term Loans were refinanced during the year ended June 30, 2001 and are presented separately under refinanced loans.

Interest expense for the three months ended September 30, 2001 and 2000, totaled $151,000 and $16,000, respectively.


NOTE 4 - NET LOSS PER COMMON SHARE
----------------------------------

For the three months ended September 30, 2001 and 2000, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:


                                                    2001           2000
                                                 ----------     ----------
  Common shares outstanding                      20,845,594     19,196,594
  Effect of weighting                                     -       (182,989)
                                                 ----------     ----------
  Weighted average common shares
  outstanding                                    20,845,594     19,013,605
                                                 ==========     ==========

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three months ended September 30, 2001 and 2000, include the following:

                                                     2001           2000
                                                  ---------      ---------
  Common stock options                            2,270,023        887,523
  Series A convertible preferred stock            1,666,600      2,777,800
  Series B convertible preferred stock            1,216,000      1,216,000
  Convertible debt                                  384,000              -
  Warrants relating to  issuance of-
       Common stock                               1,050,000      1,050,000
       Series B preferred                           395,600        395,600
       Convertible notes                            172,800        134,400
       Other                                        895,000        550,000


NOTE 5 - SEGMENT INFORMATION
----------------------------

The Company is organized into two reportable operating segments, Legal Club ("LCOA") and Einstein ("ECC"), each of which operates in a single line of business. In the June 2000 quarter, the Company began marketing computer systems through Einstein and sales began in December 2000 quarter. See Note 1, Organization.

                                                                   Consolidated
                                         LCOA            ECC          Total
                                     -----------    -----------    -----------
Revenues
  Quarter ended September 30, 2001    $  559,000    $    54,000    $   613,000
  Quarter ended September 30, 2000       666,000                       666,000

Operating Loss
  Quarter ended September 30, 2001      (384,000)       (70,000)      (454,000)
  Quarter ended September 30, 2000      (572,000)       (30,000)      (602,000)

Segment Assets
  Quarter ended September 30, 2001       776,000      2,127,000      2,903,000
  Quarter ended September 30, 2000     1,273,000         94,000      1,367,000

Depreciation and Amortization
  Quarter ended September 30, 2001        34,000          9,000         43,000
  Quarter ended September 30, 2000        22,000          5,000         27,000


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Letters of Credit
-----------------

At September 30, 2001, the Company had letters of credit totaling $110,000, relating to the Company's office space lease and equipment leases. The letters of credit are collateralized by deposits held in escrow at a financial institution, and have one-year renewable terms. Management does not expect that any claims will be made against these financial instruments and therefore expects no material losses to result from these off-balance-sheet instruments

Legal Proceedings
-----------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with Einstein.

In 1997, a predecessor company received a letter from the Florida Department of Insurance ("FDOI") stating that the predecessor company should be regulated as a legal expense insurer despite the FDOI's 1994 findings that the predecessor company was not such an insurer. The Company contested this change of the FDOI's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) the Company, as currently conducting business, is not subject to regulation by the FDOI as a legal expense insurer and (2) even if the FDOI found that it was a legal expense insurer, that the Company would be exempt from any regulation due to the fact that it is a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Not withstanding, the FDOI rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer. The Company appealed this ruling, and a three-judge panel for the First District Court of Appeals ("FDCA") heard this appeal in March 2001. On September

                                       9<

26, 2001 a decision was rendered by the FDCA in which the FDCA found in the Company's favor, and against the FDOI. As a result of the ruling by the FDCA, the Company may seek to recover certain costs and expenses incurred to defend its position. On October 11, 2001, the FDOI filed a motion for rehearing en banc or in the alternative a motion for rehearing with the FDCA. On November 8, 2001, the Company filed its response to this motion urging FDCA to deny the FDOI's request.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations

The Company reported a net loss of $495,000, or $0.02 per basic and diluted common share, for the three months ended September 30, 2001, compared to a net loss of $609,000, or $0.03 per basic and diluted common share for the comparable period in 2000. The 18.7% decrease in net loss for the first quarter of fiscal year 2002 was attributable to reductions in operating expenses.

Revenue decreased $53,000, or 8.0%, to $613,000 during the three months ended September 30, 2001 compared with $666,000 in 2000. This decrease was principally the result of a decrease in LCOA direct marketing revenues of $222,000 partially offset by an increase in LCOA worksite revenues of $106,000 and sales of personal computers by ECC of $54,000. LCOA services represented 91.2%, or $559,000 of total revenues, while sales of personal computers through ECC represented 8.8%, or $54,000, of total revenues.

Revenue from ECC's sales of Gateway computer systems and accessories totaled $54,000 for the three months ended September 30, 2001, which represented approximately 160 units sold at wholesale prices. ECC began sales operations in the quarter ended December 31, 2000. In February 2001, Gateway ended its relationship with the Company. See Item I., Note 6, Legal Proceedings.

At June 30, 2001, the Gateway personal computer inventory was written down to its net realizable value. Cost of sales associated with sales of personal computers during the September 2001 quarter amounted to $54,000, which was equivalent to the sales price.

Operating expenses, excluding cost of sales, decreased $255,000, or 20.1%, to $1,013,000 during the quarter ended September 30, 2001 compared with $1,268,000 during the comparable period in 2000. This decrease was primarily the result of reductions in (1) advertising and marketing, (2) professional fees, (3) compensation and employee benefits and (4) occupancy expenses.

Compensation and employee benefits decreased $48,000, or 8.4%, to $524,000, during the three months ended September 30, 2001, compared with $572,000 for the same period in 2000. This decrease due primarily to management's continuing efforts to reduce the per-employee operational costs associated with marketing, servicing, and administering customers, in connection with the Company's cost cutting efforts.

Advertising and marketing costs were $18,000 during the three months ended September 30, 2001, compared with $127,000 for the same period in 2000, a decrease of $109,000, or 85.8%. This decrease was primarily attributable to costs incurred in 2000, associated with (1) ECC's sales efforts to introduce its personal computer products at worksites, (2) higher marketing expenses incurred to increase LCOA's membership revenues, and (3) higher costs associated with public relations activities to promote the Company.

Professional fees were $77,000 during the three months ended September 30, 2001, compared with $131,000 for the same period in 2000, a decrease of $54,000, or 41.2%, primarily attributable to lower expenditures for legal services.

General and administrative expenses totaled $311,000 during the quarter ended September 30, 2001, compared with $323,000 for the same period in 2000, a decrease of $12,000, or 3.7%. This decrease was due primarily to decreases in printing and postage costs, as a result of the decline in direct marketing activities.

Occupancy expenses decreased $48,000, or 54.5%, to $40,000, during the three months ended September 30, 2001 from $88,000 during the comparable period in 2000 due to the closing of regional offices.

Depreciation and amortization expenses amounted to $43,000 during the quarter ended September 30, 2001, compared with $27,000 for the same period in 2000, an increase of $16,000, or 59.3%. This increase was the result of the amortization of software development costs incurred to develop an operating platform for ECC's computer sales.

Interest income amounted to $110,000 during the quarter ended September 30, 2001, compared with $9,000 for the same period in 2000, an increase of $101,000. This increase was the result of interest earned on ECC's accounts receivables from computer sales.

Interest expense amounted to $151,000 for the quarter ended September 30, 2001, compared with $16,000 for the same period in 2000, an increase of $135,000. This increase was the result of the interest costs associated with ECC's notes payable to finance computer sales.

Liquidity and Capital Resources

The principal sources of the Company's liquidity have been cash flow from sales of equity and debt securities, LCOA membership revenues and in fiscal 2001 and 2000, revenues from personal computer sales.

Net cash provided by operating activities was $19,000 for the quarter ended September 30, 2001, compared with $266,000 cash used in operations during the comparable period in 2000. The change in cash provided by operations is attributable to a $114,000 decrease in the net loss as well as the impact of non-cash items included in the net loss. Excluding non-cash items from net loss in 2001 and 2000, net loss decreased $225,000 from the September 2000 quarter. Additionally, accounts receivable collections, principally from ECC receivables, increased $239,000. A $403,000 increase in payments of accounts payable partially offset the net cash provided by operations.

Cash flows provided by financing activities decreased $363,000 for the quarter ended September 30, 2001. No debt or equity securities were issued during the current quarter compared with the issuance of convertible debt and preferred stock totaling $285,000 in the September 2000 quarter. Restricted cash amounting to $67,000 was released during the quarter ended September 30, 2000, and has been used by the Company for working capital.

Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its already incurred accounts payable and other liabilities. Obligations are being met on a week-to-week basis as cash becomes available. There can be no assurances given that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company, has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's independent auditors have raised substantial doubt about the Company's ability to continue as a going concern. During the quarter ended September 30, 2001 the Company continued to reduce its losses by decreasing operating expenses, and successfully grew its LCOA membership revenue sources from worksite sales.

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway. In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC.

The Company is committed to seek opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products and Einstein personal computers. In September 2001, ECC entered into another agreement with a brand name computer manufacturer, MicronPC, to sell, as an authorized agent, their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by the computer manufacturer will finance the employee's computer purchase by underwriting and extending consumer credit directly to the employee, as opposed to ECC's prior payroll deduction program. ECC began marketing this program in November 2001. There can be no assurance that this new arrangement will be successful.

In addition to its expansion of marketing and sales initiatives mentioned previously, the Company has continued its cost savings initiatives during the first quarter of fiscal 2002. Failure to expand marketing and sales initiatives and to achieve timely reduction in expenses could have an adverse impact on the Company's future cash flows and results of operations.

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

Although the Company has received working capital loans from related parties, there is no assurance that affiliated parties would be willing to make such loans in the future. Brett Merl, the Company's Chairman of the Board and Chief Executive Officer and Jason Krouse, the Company's Executive Vice President of Sales, have subscriptions for a total of 396,000 shares of common stock. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. The Company does not expect the subscriptions receivable to be paid in the near future, although Mr. Merl and Mr. Krouse have indicated the notes will be satisfied. Accrued interest on these notes is expected to be satisfied when the notes are satisfied.

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $395,000 at September 30, 2001. These debt agreements have various original maturities from 1998 through September 2001. Principal and accrued interest, at annual rates ranging from 7% to 25%, and on term loans, an additional interest payment equal to 20% of the principal amount, are currently in default. Management will continue its attempt to convert the remaining $127,000 principal amount of term loans to capital stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. The Company is also currently in default of the convertible debt and has begun discussions with the debt holders to modify the arrangement. Should debt holders be able to accelerate repayment of amounts in default, there is no assurance that the Company could pay such amounts without adversely impacting operations, or at all. Additionally, the Company has asserted a common law right of set off against Gateway and has not made payments to Gateway under a Note and Security Agreement dated September 25, 2000. Also see Item 1., Note 6, to the Consolidated Financial Statements.

Forward Looking Statements

The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements.

These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where the Company does business, and the resolution of the proceedings in courts regarding insurance regulations of the State of Florida; (b) the effectiveness of the Company's marketing strategies to significantly grow membership and its personal computer business;
(c) the ability of the Company to manage operations effectively to service the growth; (d) the Company's ability to recruit and retain key executives and personnel concurrent with its growth; (e) the ability of the Company to obtain additional financing as required; (f) general competitive conditions in the industry; (g) rapid technological changes; and (h) changes in economic and world political conditions, including economic consequences attributable to the events that took place on September 11, 2001. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1, Note 6, incorporated herein by reference, for a discussion of legal proceedings, and Form 10-KSB for the year ended June 30, 2001, filed with the Securities and Exchange Commission on October 9, 2001.

Item 3. Defaults Upon Senior Securities

The Company continues to be in default of certain of its term loan agreements and convertible note agreement. Refer to Part I, Item 1, Note 3, incorporated herein by reference, and Form 10-KSB for the year ended June 30, 2001, filed with the Securities and Exchange Commission on October 9, 2001.

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

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2001 interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
November 9, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001

                                       LEGAL CLUB OF AMERICA CORPORATION


                                       By:  /s/ BRETT MERL
                                           ------------------------------------
                                           Brett Merl,  Chairman and Chief
                                           Executive Officer


                                       By:  /s/ MICHAEL SAMACH
                                           ------------------------------------
                                           Michael Samach, Chief Financial
                                           Officer (Principal Financial Officer)