Form 10QSB
period 2001-12-31
LEGAL CLUB OF AMERICA CORP
filed 2002-02-14
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  ____________

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ___________ to ____________

                        Commission file number: 000-28193

                        Legal Club of America Corporation
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                                    84-1174969
  ----------------------------                        --------------
  (State or other jurisdiction                        (IRS Employer
      of Incorporation or                             Identification
         Organization)                                    Number)

                  1601 N. Harrison Pkwy., Suite 200
                             Sunrise, Florida                   33323
               ----------------------------------------       ----------
               (Address of Principal Executive Offices)       (Zip Code)

                                 (954) 267-0920
                         -------------------------------
                           (Issuer's Telephone Number)

                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 Par Value, 22,018,668 shares outstanding as of February 7, 2002.

Transitional Small Business Disclosure Format

Yes [ ]   No [X]

                        LEGAL CLUB OF AMERICA CORPORATION


                                   FORM 10-QSB


                                Table of Contents

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements  (Unaudited)
         Consolidated Balance Sheets...........................................1
         Consolidated Statements of  Operations................................2
         Consolidated Statements of Cash Flows.................................3
         Notes to Consolidated Financial Statements.........................4-11

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................12-16



PART II  OTHER INFORMATION

 Item 1. Legal Proceedings....................................................17
 Item 2. Changes in Securities and Use of Proceeds............................17
 Item 3. Default Upon Senior Securities.......................................17
 Item 6. Exhibits and Reports on Form 8-K.....................................17

 Signatures...................................................................19

PART I.  FINANCIAL INFORMATION

ITEM. 1  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND JUNE 30, 2001
                                                                                 December 31,      June 30,
                                                                                     2001            2001
                                                                                 ------------    ------------
                                                                                 (Unaudited)
                                                    ASSETS
                                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $     15,000    $     39,000
  Restricted cash                                                                     110,000         110,000
  Accounts receivable, net of allowance for doubtful accounts of
        $205,000 at December 31, 2001 and $83,000 at June 30, 2001                    931,000       1,005,000
  Inventory                                                                                --          54,000
  Other assets                                                                        126,000         200,000
                                                                                 ------------    ------------

            TOTAL CURRENT ASSETS                                                    1,182,000       1,408,000

LONG -TERM ASSETS
  Accounts receivable, net of allowance for doubtful accounts
        of $123,000 at December 31, 2001 and $99,000 at June 30, 2001                 877,000       1,367,000
  Property and equipment, net                                                         512,000         596,000
  Other assets                                                                          9,000          16,000
                                                                                 ------------    ------------

            TOTAL                                                                $  2,580,000    $  3,387,000
                                                                                 ============    ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                                     -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $    737,000    $    824,000
  Accrued compensation and related expenses                                           406,000         304,000
  Accrued bonus                                                                       595,000         595,000
   Current portion of long-term debt and capital leases                             2,247,000       1,352,000
   Interest payable                                                                   594,000         415,000
  Accured agent commissions                                                            46,000          68,000
  Accrued commissions on Series B preferred stock                                     194,000         194,000
  Accrued legal settlement                                                                 --          40,000
  Other accrued expenses and liabilities                                              229,000         180,000
                                                                                 ------------    ------------

            TOTAL CURRENT LIABILITIES                                               5,048,000       3,972,000
                                                                                 ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                               815,000       1,754,000
                                                                                 ------------    ------------

TOTAL LIABILITIES                                                                   5,863,000       5,726,000
                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 40,000 shares designated Series A; 16,667, issued and outstanding
       at December 31 and June 30, 2001                                                    --              --
     26,000 shares designated Series B;  12,160 issued and outstanding
       at December 31 and June 30, 2001                                                    --              --
   Common stock, $0.0001 par value; 50,000,000 shares authorized;
     21,463,668 and 20,845,594 shares issued and outstanding at December 31
     and June 30, 2001, respectively                                                    2,000           2,000
   Additional paid-in capital                                                      12,056,000      11,994,000
   Deficit                                                                        (14,849,000)    (13,855,000)
   Stock subscriptions, including interest receivable                                (492,000)       (480,000)
                                                                                 ------------    ------------
            STOCKHOLDERS' DEFICIT, NET                                             (3,283,000)     (2,339,000)
                                                                                 ------------    ------------
            TOTAL                                                                $  2,580,000    $  3,387,000
                                                                                 ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                           Three Months Ended              Six Months Ended
                                                       ----------------------------    ----------------------------
                                                       December 31,    December 31,    December 31,    December 31,
                                                           2001           2000            2001            2000
                                                       ------------    ------------    ------------    ------------
REVENUES:
   Membership fee income
         Worksites and consumers                       $    375,000    $    219,000    $    704,000    $    442,000
         Direct marketing                                    91,000         771,000         269,000       1,171,000
        Affinity                                             31,000          37,000          83,000          80,000
                                                       ------------    ------------    ------------    ------------
   Total membership fee income                              497,000       1,027,000       1,056,000       1,693,000
   Sales                                                         --       2,449,000          54,000       2,449,000
                                                       ------------    ------------    ------------    ------------

        TOTAL REVENUES                                      497,000       3,476,000       1,110,000       4,142,000
                                                       ------------    ------------    ------------    ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                                 --       1,985,000          54,000       1,985,000
   Compensation and employee benefits                       472,000         525,000         996,000       1,097,000
   Advertising and Marketing                                 14,000           5,000          32,000         132,000
   Professional fees                                         71,000          99,000         148,000         230,000
   Office, administrative, and general                      285,000         576,000         596,000         899,000
   Occupancy                                                 44,000          93,000          85,000         181,000
   Depreciation and amortization                             43,000          37,000          86,000          64,000
                                                       ------------    ------------    ------------    ------------

          TOTAL COSTS AND OPERATING EXPENSES                929,000       3,320,000       1,997,000       4,588,000
                                                       ------------    ------------    ------------    ------------

         INCOME (LOSS) FROM OPERATIONS                     (432,000)        156,000        (887,000)       (446,000)
                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                          101,000           9,000         211,000          18,000
   Interest expense and other finance charges              (167,000)        (65,000)       (318,000)        (81,000)
                                                       ------------    ------------    ------------    ------------

          OTHER, NET                                        (66,000)        (56,000)       (107,000)        (63,000)
                                                       ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX  PROVISION (BENEFIT)       (498,000)        100,000        (994,000)       (509,000)
INCOME TAX PROVISION (BENEFIT)                                    0               0               0               0
                                                       ------------    ------------    ------------    ------------

          NET INCOME (LOSS)                            $   (498,000)   $    100,000    $   (994,000)   $   (509,000)
                                                       ============    ============    ============    ============


INCOME (LOSS) PER COMMON SHARE:
   Basic                                               $      (0.02)   $      0.005    $      (0.05)   $      (0.03)
                                                       ============    ============    ============    ============
   Diluted                                             $      (0.02)   $      0.005    $      (0.05)   $      (0.03)
                                                       ============    ============    ============    ============

AVERAGE NUMBER OF COMMON  SHARES OUTSTANDING
   Basic                                                 21,463,668      19,255,951      21,154,631      19,134,778
                                                       ============    ============    ============    ============
   Diluted                                               21,463,668      23,633,751      21,154,631      19,134,778
                                                       ============    ============    ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                                       2001            2000
                                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $    (994,000) $    (509,000)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                       86,000         64,000
      Provision for doubtful accounts                                                    146,000         97,000
      Amortization of debt discount                                                       12,000             --
      Interest due from shareholders                                                     (12,000)       (12,000)
      Fair value of shares issued to investors for securitizing letter of credit          25,000             --
      Changes in certain assets and liabilities:
         Accounts receivable                                                             418,000         86,000
         Inventory                                                                        54,000       (393,000)
         Other assets                                                                     81,000          4,000
         Accrued agent commissions                                                       (22,000)            --
         Legal settlement                                                                (40,000)       (40,000)
         Accounts payable                                                                (87,000)       143,000
         Accrued compensation and related expenses                                       102,000         13,000
         Interest payable                                                                233,000         60,000
         Other accrued expenses and liabilities                                           49,000         73,000
                                                                                   -------------  -------------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             51,000       (414,000)
                                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                               (2,000)       (83,000)
                                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt and capital leases                                       (73,000)       (68,000)
   Restricted cash                                                                            --         67,000
   Proceeds from long-term debt                                                               --        192,000
   Issuances of common stock                                                                  --        212,000
                                                                                   -------------  -------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (73,000)       403,000
                                                                                   -------------  -------------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (24,000)       (94,000)

CASH AND CASH EQUIVALENTS, beginning of period                                            39,000        277,000
                                                                                   -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                                           $      15,000  $     183,000
                                                                                   =============  =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                     $       8,000  $      11,000
                                                                                   =============  =============
      Income taxes                                                                 $          --  $          --
                                                                                   =============  =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Fair value of common shares issued to Convertible Note holders for
          modifying and extending the agreement                                    $      37,000
   Fair value of common shares issued to investors  for funds advanced to
          securitize letter of credit                                                     25,000
    Note and Security Agreement collaterilized by subsidiary's
          accounts receivable and inventory                                                   --  $   2,545,000
    Convertible debt warrants                                                                 --         14,000

See notes to the consolidated financial statements

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000 (Unaudited)


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------

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

ECC, a wholly owned subsidiary of the Company, was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming
                            -----------------------------------------
damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud in connection with Gateway's repudiation of its agreement with Einstein. See Note 7. In September 2001, ECC entered into a new agreement with MicronPC to sell their computers as an authorized agent. ECC will sell MicronPC personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by a brand name computer manufacturer will finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction, as in the previous program. . ECC began marketing this program in November 2001 and is beginning presentations at worksites in the March 2002 quarter. There can be no assurance that the Company's arrangement with the brand name computer manufacturer will achieve the market penetration, sales volume and success that the Gateway payroll deduction plan could have achieved.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001, filed with the SEC on October 8, 2001. The financial statements as of and for the periods ended December 31, 2001 and 2000 are unaudited. The consolidated financial statements for the period ended December 31, 2001, have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three and six months ended December 31, 2001, are not necessarily indicative of the results expected for the year ending June 30, 2002. See "Going Concern Considerations", below.

GOING CONCERN CONSIDERATIONS. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. In addition, the Company is in default on certain of its debt agreements. Management recognizes that the Company must obtain additional capital resources and attain profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the sale and issuance of equity and debt securities, if possible, and to obtain operating capital through revenue growth. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. See Note 8. Should any of these events not occur, the accompanying financial statement will be materially affected.

SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH. The Company has escrow deposits of $110,000 as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases. The escrow deposits have been classified on the balance sheet as restricted cash.

ACCOUNTS RECEIVABLE. Accounts receivable at December 31, 2001 were comprised of $225,000 relating to LCOA memberships and $1,911,000 relating to sales of personal computers, of which $1,000,000 is due after December 31, 2002. Accounts receivable at June 30, 2001, were comprised of $270,000 relating to LCOA memberships and $2,284,000 relating to the sales of personal computers. The personal computer accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. The Company maintains an allowance for doubtful accounts based on management's estimate of uncollectible receivables.

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

Sales revenue from computer systems was recorded upon shipment of the product to the customer. Cost of sales was recognized based on the number of units shipped during the period. The Company has reserved estimated losses on sales, based on management's current best estimate. Management continues to analyze and will adjust its allowance for doubtful accounts based on future accounts receivable collections.

Sales revenue under the new agreement with a brand name computer manufacturer will change the manner in which the Company recognizes revenues from computer sales. For sales recorded during the fiscal year ended June 30, 2001, the Company reflected the full purchase price of computers as revenues, and reduced that revenue by its cost of good sold to present its gross profits for sales. Under the changed basis of presentation, the Company will reflect only its gross profits (commissions) as revenues, and will not record or recognize a cost of goods sold. Such changed method of revenue recognition, will substantially reduce the revenues that the Company reflects from computer sales. This presentation change will have no impact on net income recognition. There were no sales recorded under the new agreement during the quarter and six-month period ended December 31, 2001.

INCOME TAXES. The Company has tax net operating losses carryforwards (NOLs) of approximately $11,371,000 expiring beginning 2011 and accordingly no income tax provision (benefit) is recognized on the financial statements. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

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


NOTE 2 - ACCOUNTS RECEIVABLE, NET
---------------------------------

Accounts receivable, net, consists of the following at December 31 and June 30, 2001:

                                            December 31, 2001  June 30, 2001
                                           ------------------ -----------------
Current
      Accounts receivable                    $    1,136,000    $    1,088,000
      Allowance for doubtful accounts              (205,000)          (83,000)
                                             --------------    --------------
                                             $      931,000    $    1,005,000
                                             ==============    ==============

Long-term
      Accounts receivable                    $    1,000,000    $    1,466,000
      Allowance for doubtful accounts              (123,000)          (99,000)
                                             --------------    --------------
                                             $      877,000    $    1,367,000
                                             ==============    ==============

At December 31, 2001, the Company's accounts receivable were comprised of $225,000 relating to LCOA memberships and $1,911,000 relating to sales of personal computers by Einstein. At June 30, 2001, accounts receivable were comprised of $270,000 related to LCOA memberships and $2,284,000 related to sales of personal computers by Einstein.

In September 2000, Einstein entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway, through Einstein's distribution channels to employees at the worksites. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. Einstein's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 3 and 7.


NOTE 3 - LONG-TERM OBLIGATIONS
------------------------------

At December 31 and June 30, 2001, long-term debt and capital leases consisted of the following:

                                                               December 31,      June 30,
                                                                   2001            2001
                                                              --------------  --------------
    Term loans with  various  maturity  dates  through  1998.
    Interest  rates range from 12% to 15% plus an  additional
    interest  payment  of  20%  of the  principal  amount  at
    maturity.  Interest  only is payable  monthly  during the
    terms of the loans                                             $ 127,000       $ 127,000

    Term loans from a shareholder  with  interest  rates of
    9% and 12%, with maturity dates on or before July 2000.           40,000          40,000

    Capital  leases  with terms  from three to five  years,
    with imputed interest rates ranging from 9% to 22%                84,000         108,000

    Term loan from a  shareholder  bearing  interest at 7%,
    due April 2000                                                    34,000          37,000

    Note and Security  Agreement  bearing  interest at 15.5%,
    maturing September 2003                                        2,545,000       2,545,000

       Notes refinanced during 2001:

         12% Convertible notes due December 2002                     215,000         190,000

         15%  Term  loans,   payable  in  monthly  installments
         through December 2001                                        14,000          59,000

         9% Term loan from a shareholder, maturing
         September 2003                                                3,000               -
                                                              --------------  --------------
       Total long-term obligations                                 3,062,000       3,106,000
              Less:  Current portion                               2,247,000       1,352,000
                                                              --------------  --------------

              Long-term obligations due 2003                        $815,000      $1,754,000
                                                              ==============  ==============

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its Einstein subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Payments under this Note are to be made to Gateway from the monthly installment payments collected on Einstein's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company has asserted a common law right of set off against Gateway, therefore, these payments are not being made. Outstanding borrowings under this agreement are collateralized by Einstein's accounts receivable and inventory.

During the quarter ended September 30, 2000, the Company issued $192,000 of unsecured Convertible Notes in a private placement to accredited investors. The notes had a stated coupon rate of 25% and matured September 30, 2001. The Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, at an exercise price of $0.25 per share. The value assigned for accounting purposes to the 96,000 warrants issued was $10,000. This amount has been included in additional paid-in capital and the $10,000 was accreted to interest expense over the term of the original notes. During the December 2001 quarter, the Convertible Notes agreement was modified. The amended Convertible Notes bear interest at 12% and mature December 31, 2002. As part of the modification, among other things, the note holders were issued shares of the Company's common stock for no additional consideration. The value assigned to the 368,074 shares of common stock issued was $37,000, or $0.10 per share, the fair value of the common stock on date of issuance. This amount has been included in additional paid-in capital and as a reduction of the Convertible Notes, with the $37,000 being accreted to interest expense over the term of the notes. At maturity, each note holder will have the option to convert the outstanding balance of the principal and interest, into shares of the Company's common stock at $0.25 per share.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans. The 15% Term Loans were paid off on or before February 8, 2002.

Interest expense relating to the Company's debt totaled $151,000 and $287,000, respectively, for the three and six months ended December 31, 2001. Interest expense relating to the Company's debt totaled $63,000 and $79,000, respectively, for the three and six months ended December 31, 2000.


NOTE 4 - CAPITAL STOCK
----------------------

Common Stock
------------

During the six months ended December 31, 2001, the Company issued 250,000 shares of common stock to accredited investors for no consideration. The value assigned to the shares of common stock issued was $25,000, or $0.10 per share, the fair value of the stock on date of issuance. The shares were issued as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the Einstein personal computer program. The agreement with the national computer manufacturer was not consummated and the money advanced by the investors was returned.

Effective October 1, 2001, the Convertible Notes agreement was modified (see
Note 3). As part of the modification, the note holders were issued shares of the Company's common stock for no additional consideration. The value assigned to the 368,074 shares of common stock issued was $37,000, or $0.10 per share, the fair value of the stock on date of issuance.


NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE
-------------------------------------------

For the three and six months ended December 31, 2001 and the six months ended December 31, 2000, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                 Three Months   Six Months    Six Months
                                    Ended        Ended           Ended
                                 December 31,  December 31,   December 31,
                                    2001          2001           2000
                                 -----------   -----------    -----------
Common shares outstanding         21,463,668    21,463,668     19,609,394

Effect of weighting                       --      (309,037)      (474,616)
                                 -----------   -----------    -----------

Weighted average common shares
outstanding                       21,463,668    21,154,631     19,134,778
                                 ===========   ===========    ===========

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three and six months ended December 31, 2001, and the six months ended December 31, 2000, include the following:

                                             Three and Six         Six Months
                                              Months Ended            Ended
                                              December 31,         December 31,
                                                  2001                2000
                                           -------------------    -------------
Common stock options                                1,116,754        2,447,523
Series A convertible preferred stock                1,666,600        2,777,800
Series B convertible preferred stock                1,216,000        1,216,000
Convertible debt                                      972,296          384,000
Warrants relating to issuance of-
     Common stock                                   1,050,000        1,050,000
     Series B preferred                               395,600          395,600
     Convertible notes                                172,800          134,400
     Other                                            895,000        1,083,400

Basic and diluted earnings per share for the three months ended December 31, 2000, were calculated as follows.

                                                      Basic EPS     Diluted EPS
                                                      -----------   -----------
Net income                                            $   100,000   $   100,000
Convertible notes interest                                     --        12,000
                                                      -----------   -----------
     Net income available to common shareholders      $   100,000   $   112,000
                                                      ===========   ===========

Average  Number of Common  Stock and  Common  Stock
Equivalent Shares
  Average common shares outstanding                    19,255,951    19,255,951
    Series A convertible preferred stock                       --     2,777,800
    Series B convertible preferred stock                       --     1,216,000
    Convertible notes                                          --       384,000
  Stock options                                                --            --
  Warrants                                                     --            --
                                                      -----------   -----------
Total average common stock and equivalent shares       19,255,951    23,633,751
                                                      ===========   ===========

Earnings per share                                    $     0.005   $     0.005
                                                      ===========   ===========

NOTE 6 - SEGMENT INFORMATION
----------------------------

The Company is organized into two reportable operating segments, Legal Club ("LCOA") and Einstein ("ECC"), each of which operates in a single line of business. In the June 2000 quarter, the Company began marketing computer systems through Einstein and sales began in December 2000 quarter. See Note 1, Organization.

                                                                   Consolidated
                                        LCOA            ECC           Total
                                    -------------- -----------------------------
Revenues
  Quarter - December 2001             $  497,000      $        -     $  497,000
  Quarter - December 2000              1,027,000       2,449,000      3,476,000

  Six Months - December 2001           1,056,000          54,000      1,110,000
  Six Months - December  2000          1,693,000       2,449,000      4,142,000

Operating Income (Loss)
  Quarter - December 2001               (329,000)       (103,000)      (432,000)
  Quarter - December 2000                (55,000)        211,000        156,000

  Six Months - December 2001            (714,000)       (173,000)      (887,000)
  Six Months - December 2000            (626,000)        180,000       (446,000)

Segment Assets
  Quarter ended December 31, 2001        692,000       1,888,000      2,580,000
  Quarter ended December 31, 2000        941,000       3,003,000      3,944,000

Depreciation and Amortization
  Quarter - December 2001                 34,000           9,000         43,000
  Quarter - December 2000                 31,000           6,000         37,000

  Six Months - December 2001              67,000          19,000         86,000
  Six Months - December 2000              53,000          11,000         64,000


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Letters of Credit
-----------------

At December 31, 2001, the Company had letters of credit totaling $110,000, relating to the Company's office space lease and equipment leases. The letters of credit are collateralized by deposits held in escrow at a financial institution, and have one-year renewable terms. Management does not expect that any claims will be made against these financial instruments and therefore expects no material losses to result from these off-balance-sheet instruments

Legal Proceedings
-----------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer
                                                               -----------------
Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other
-----------------------
things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with Einstein. On January 15, 2002, the U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. ECC intends to file a second amended complaint during the week of February 11, 2002.

In 1997, a predecessor company received a letter from the Florida Department of Insurance ("FDOI") stating that the predecessor company should be regulated as a legal expense insurer despite the FDOI's 1994 findings that the predecessor company was not such an insurer. The Company contested this change of the FDOI's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) the Company, as currently conducting business, is not subject to regulation by the FDOI as a legal expense insurer and (2) even if the FDOI found that it was a legal expense insurer, that the Company would be exempt from any regulation due to the fact that it is a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Not withstanding, the FDOI rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer. The Company appealed this ruling, and a three-judge panel for the First District Court of Appeals ("FDCA") heard this appeal in March 2001. On September 26, 2001 a decision was rendered by the FDCA in which the FDCA found in the Company's favor, and against the FDOI. On October 11, 2001, the FDOI filed a motion for rehearing en banc or in the alternative a motion for rehearing with the FDCA. On November 8, 2001, the Company filed its response to this motion urging FDCA to deny the FDOI's request. On November 21, 2001, the FDCA issued an order denying the FDOI motion for rehearing or rehearing en banc and issued a mandate for the FDOI to issue a final order consistent with its opinion. On January 11, 2002, the FDOI issued a final order declaring that Legal Club of America is not selling legal expense insurance and is not subject to regulation by the FDOI. As a result of the ruling by the FDCA and the issuance of the final order by the FDOI, the Company may seek to recover certain costs and expenses incurred to defend its position.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

In December 2001, the Company signed an agreement with a capital markets investment company for the purchase of up to 3,500,000 shares of the Company's common stock, for a period of 60 days at $0.1857 per share. On January 24, 2002, the investment company sold 500,000 shares of the Company's common stock for $150,000, and on February 7, 2002 it sold an additional 55,000 shares for $16,500, or $0.30 per share. Commissions on the sales were $63,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -------------

RECENT EVENTS

In the December 2001 quarter the Company began several initiatives to increase its LCOA revenues.

The Company increased its national worksite marketing client base by adding ten national employer groups with over 2,000 employees each. Historically, service penetration in large employer group cases average between 10% and 22%. Enrollments from these companies are currently being processed, or will begin to be process during the March 2002 quarter. The revenue effect from these enrollments should start being reflected on the Company's financial statements in the June 2002 quarter. During the December 2001 quarter, contracts with an affinity company and three direct marketing companies were also negotiated.

The Company has enhanced its LCOA product portfolio with the addition of LegalPLU$(TM). This product combines all the benefits of the Family Legal Plan with the added benefit of toll-free financial education. Members will be able to call qualified financial educators with their financial planning questions. They will also be provided with free online access to numerous financial planning tools. LegalPLU$(TM) is being introduced at worksites in the March 2002 quarter.

The Company has also restructured its LCOA product pricing to make services provided by LCOA more cost effective, while maintaining reasonable prices for its members. New employer group members, enrolling effective January 1, 2002, will be charged monthly fees that are up to 50% more then prior enrollments. Employer groups re-enrolling in 2002 will be grandfathered in and continue to pay membership fees at the current rate.

RESULTS OF OPERATIONS

The Company reported a net loss of $498,000, or $0.02 per basic and diluted common share, for the three months ended December 31, 2001, compared to a net income of $100,000, or $0.005 per basic and diluted common share for the comparable period in 2000. For the six month ended December 31, 2001, the Company reported a net loss of $994,000, or $0.05 per basic and diluted common share, compared with $509,000, or $0.03 per basic and diluted common share, in 2000. The increase in net loss for the quarter and six-month periods of 2001 is attributable primarily to the sales of personal computer by Einstein during the quarter ended December 31, 2000.

On a pro-forma basis, excluding Einstein operations from the three months ended December 31, 2001, the Company's net loss was $390,000, or $0.02 per basic and diluted common share, compared with $81,000, or $0.003 per basic and diluted common share for the comparable period in 2000. For the six months ended December 31, 2001, excluding Einstein operations, the Company's net loss was $815,000, or $0.04 per basic and diluted common share, compared with $660,000, or $0.03 per basic and diluted common share, in 2000. The increase in net loss during 2001 was due primarily to lower direct marketing revenues, partially offset by lower operating expenses.

LCOA revenue decreased $530,000, or 51.6%, to $497,000 during the three months ended December 31, 2001 compared with $1,027,000 in 2000. For the six months ended December 31, 2001, LCOA revenue decreased $637,000, or 37.6%, to $1,056,000, compared with $1,693,000 during the same period in 2000. These decreases were principally the result of decreases of $680,000 and $902,000 in LCOA direct marketing revenues during the three and six months ended December 31, 2001, respectively. Direct marketing revenues declined because the Company
(1) has discontinued its association with one large direct marketing company, and (2) a national direct marketing corporation was acquired and during the acquisition has been restructuring its 2002 marketing strategy. As a result, business generated by this corporation has slowed significantly, although recent communication with the company indicate that LCOA will continue to be a part of their future marketing plans. LCOA worksite revenue increased $156,000, or 71.2%, during the December 2001 quarter and $262,000, or 59.3%, during the six-month period of 2001, compared to the comparable periods in 2000. The growth in worksite revenue was due to increased penetration at the worksites as well as through re-enrollments of current employer groups.

Revenue from ECC's sales of Gateway personal computer systems and accessories totaled $54,000 for the six months ended December 31, 2001, which represented approximately 160 units sold at wholesale prices. ECC began sales operations in the quarter ended December 31, 2000. During the three and six months ended December 31, 2000, the Company's sales of personal computer systems and accessories amounted to $2,449,000. In February 2001, Gateway ended its relationship with the Company. See Item I., Note 7, Legal Proceedings.

At June 30, 2001, the Gateway personal computer inventory was written down to its net realizable value. Cost of sales associated with sales of personal computers during the six months ended December 31, 2001, amounted to $54,000, which was equivalent to the sales price. For the three and six months ended December 31, 2000, cost of sales associated with sales of personal computers amounted to $1,985,000. Gross profit margin on the sales was 18.9%.

Operating expenses, excluding cost of sales, decreased $406,000, or 30.4%, to $929,000 during the quarter ended December 31, 2001, compared with $1,335,000 during the comparable period in 2000. During the six months ended December 31, 2001, operating expenses, excluding cost of sales, decreased $660,000, or 25.4%, to $1,943,000, from $2,603,000 in 2000. The decreases was primarily the result of reductions in (1) office and administrative expenses (2) compensation and employee benefits and (3) occupancy expenses.

On a pro-forma basis, excluding Einstein operations, operating expenses decreased $255,000, or 23.6%, during the December 2001 quarter, to $826,000 compared to $1,082,000 in 2000. During the six-month period of 2001, operating expenses decreased $549,000, or 23.7%, from $2,319,000 for the comparable period in 2000.

Compensation and employee benefits decreased $53,000, or 10.1%, to $472,000, during the three months ended December 31, 2001, compared with $525,000 for the same period in 2000. For the six months ended December 31, 2001, compensation and employee benefits decreased $101,000, or 9.2%, to $996,000, compared with $1,097,000 during 2000. These decreases were due primarily to management's continuing efforts to reduce the per-employee operational costs associated with marketing, servicing, and administering customers, in connection with the Company's cost cutting efforts.

Advertising and marketing costs were $14,000 during the three months ended December 31, 2001, compared with $5,000 for the same period in 2000, an increase of $9,000. The increase during the December 2001 quarter was due to higher marketing expenses incurred to increase LCOA's worksite membership revenues. During the six months ended December 31, 2001, advertising and marketing costs decreased $100,000, or 75.8%, to $32,000. This decrease was primarily attributable to costs incurred during the quarter ended September 30, 2000, associated with (1) ECC's sales efforts to introduce its personal computer products at worksites, (2) higher costs associated with public relations activities to promote the Company and (3) marketing expenses incurred to increase LCOA's membership revenues.

Professional fees were $71,000 during the three months ended December 31, 2001, compared with $99,000 for the same period in 2000, a decrease of $28,000, or 28.3%. During the six months ended December 31, 2001, professional fees decreased $82,000, or 35.7%, to $148,000. The decreases in professional fees were primarily attributable to lower expenditures for legal services during 2001.

General and administrative expenses totaled $285,000 during the quarter ended December 31, 2001, compared with $576,000 for the same period in 2000, a decrease of $291,000, or 50.5%. This decrease was due primarily to decreases in printing and postage costs, and commission expense as a result of the decline in direct marketing and affinity activities. Printing and postage costs declined $107,000, or 75.8%, and commission expense decreased $166,000 or 65.3% compared to the same period in 2000. For the six months ended December 31, 2001, general and administrative expenses amounted to $596,000, compared with $899,000 during the same period in 2000, a $303,000, or 33.7% decrease. This decrease was due primarily to decreases in printing and postage costs, and commission expense, as a result of the decline in direct marketing activities. Printing and postage costs decreased $216,000, or 75.9%, and commission expense decreased $99,000 or 34.9% compared to 2000.

Occupancy expenses amounted to $44,000 and $85,000 during the quarter and six-month period ended December 31, 2001, respectively, compared with $93,000 and $181,000, for the comparable periods in 2000 due to the closing of regional offices.

Depreciation and amortization expenses amounted to $43,000 and $86,000 during the three and six months ended December 31, 2001, respectively, compared with $37,000 and $64,000, for the comparable periods in 2000. This increase was the result of the amortization of software development costs incurred to develop an operating platform for ECC's computer sales.

Interest income amounted to $101,000 during the quarter ended December 31, 2001, compared with $9,000 for the same period in 2000, an increase of $92,000. For the six months ended December 31, 2001, interest income increased $193,000, to $211,000 compared with $18,000 in 2000. These increases were the result of interest earned on ECC's accounts receivables from personal computer sales.

Interest expense amounted to $167,000 for the quarter ended December 31, 2001, compared with $65,000 for the same period in 2000, an increase of $102,000. For the six months ended December 31, 2001, interest expense increased $237,000, to $318,000 compared with $81,000 in 2000. These increases were primarily the result of the interest costs associated with ECC's notes payable to finance computer sales. The six-month period December 2000 included only one month of interest costs associated with ECC's notes payable.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of the Company's liquidity have been cash flow from sales of equity and debt securities, LCOA membership revenues and during the six months ended December 31, 2000, revenues from personal computer sales.

Net cash provided by operating activities was $51,000 for the six months ended December 31, 2001, compared with cash used for operations of $414,000 during the comparable period in 2000. The change in cash provided by operations is attributable to an increase of $332,000 in collections of accounts receivable, principally from ECC receivables and a $447,000 decrease in inventory as a result of personal computer sales. Cash provided by operations decreased $485,000 as a result of an increase in net loss during the current year and a $230,000 increase in payments of accounts payable.

Cash flows provided by financing activities decreased $476,000 for the six months ended December 31, 2001. Repayments of debt and capital leases amounted to $73,000 in 2001 compared with $68,000 in 2000. No debt or equity securities were issued for cash during the current six months compared with the issuance of convertible debt and common stock totaling $404,000 in the December 2000 six months. Restricted cash amounting to $67,000 was released during the six months ended December 31, 2000, and has been used by the Company for working capital.

Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its already incurred accounts payable and other liabilities. Obligations are being met on a week-to-week basis as cash becomes available. There can be no assurances given that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company, has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, these factors raise substantial doubt about the Company's ability to continue as a going concern.

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway. In February 2001, Gateway ended its relationship with the Company. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs.
                                                     ---------------------------
Gateway, Inc., claiming damages in excess of $200 million. Among other things,
-------------

ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. See Item 1., Note 7, to the Consolidated Financial Statements.

The Company is committed to seek opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products and Einstein personal computers. As discussed under Recent Developments, the Company instituted various initiatives during the December 2001 quarter to increase LCOA revenues. Additionally, in September 2001, ECC entered into an agreement with a brand name computer manufacturer, MicronPC, to sell, as an authorized agent, their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by the computer manufacturer will finance the employee's computer purchase by underwriting and extending consumer credit directly to the employee, as opposed to ECC's prior payroll deduction program. ECC began marketing this program in November 2001 and is beginning presentations at worksites in the March 2002 quarter. There can be no assurance that this new arrangement will be successful.

In addition to its expansion of marketing and sales initiatives mentioned previously, the Company has continued its cost savings initiatives during the six-month period of fiscal 2002. If the Company is unsuccessful with its current marketing and sales initiatives expansion and expense reductions, it could have an adverse impact on the Company's future cash flows and results of operations.

For its long-term cash and liquidity needs, as market conditions allow, the Company will also explore opportunities to raise additional working capital through equity financing. In December 2001, the Company signed an agreement with a capital markets investment company for the purchase of up to 3,500,000 shares of the Company's common stock, for a period of 60 days at $0.1857 per share. On January 24, 2002, the investment company sold 500,000 shares of the Company's common stock for $150,000, and on February 7, 2002 it sold an additional 55,000 shares for $16,500, or $0.30 per share. There can be no assurance that the Company will be able to obtain additional equity financing in the future on terms acceptable to the Company, or at all. Failure to obtain such capital could have an adverse impact on the Company's future cash flows and results of operations.

Although the Company has received working capital loans from related parties, there is no assurance that affiliated parties would be willing to make such loans in the future. The Company's Chairman of the Board and Chief Executive Officer, as well as a previous executive officer of the Company, have subscriptions for a total of 396,000 shares of common stock. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. The Company does not expect the subscriptions receivable to be paid in the near future, although the CEO and the former executive have indicated the notes will be satisfied. Accrued interest on these notes is expected to be satisfied when the notes are satisfied.

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $215,000 at December 31, 2001, of which $14,000 was satisfied by February 8, 2002. These debt agreements have various original maturities from 1998 through July 2000. Principal and accrued interest, at annual rates ranging from 7% to 15%, and on term loans, an additional interest payment equal to 20% of the principal amount, are currently in default. Management will continue its attempt to convert the remaining $127,000 principal amount of term loans to capital stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. Additionally, the Company has asserted a common law right of set off against Gateway and has not made payments to Gateway under a Note and Security Agreement dated September 25, 2000. Also see Item 1., Note 7, to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements.

These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where the Company does business;
(b) the effectiveness of the Company's marketing strategies to significantly grow membership and its personal computer business; (c) the ability of the Company to manage operations effectively to service the growth; (d) the Company's ability to recruit and retain key executives and personnel concurrent with its growth; (e) the ability of the Company to obtain additional financing as required; (f) general competitive conditions in the industry; (g) rapid technological changes; and (h) changes in economic and world political conditions, including economic consequences attributable to the events that took place on September 11, 2001. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 7, incorporated herein by reference, for a discussion of legal proceedings, and Form 10-KSB for the year ended June 30, 2001, filed with the Securities and Exchange Commission on October 9, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Refer to Part I, Item 1, Notes 4 and 8, incorporated herein by reference, for a discussion of the issuance and sale of Common Stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Filed

        No 11 - Statement re Computation of Per Share Earnings. See Note 5 to the accompanying financial statements.

(b)     Reports on Form 8-K

        On January 3, 2002, the Company filed Form 8-K to report the resignation of two executive officers on December 19, 2001.

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the December 31, 2001 interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
February 11, 2002

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2002
                                  LEGAL CLUB OF AMERICA CORPORATION



                                  By: /s/  Brett Merl
                                     ----------------------------------------
                                     Brett Merl, Chairman and Chief
                                      Executive Officer


                                  By: /s/  Elvie Lamar Weber
                                     ----------------------------------------
                                     Elvie Lamar Weber, Chief Financial Officer
                                     (Principal Financial Officer)