Form 10QSB
period 2002-03-31
LEGAL CLUB OF AMERICA CORP
filed 2002-05-15
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                  -------------


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from __________ to __________

              Commission file number: 000-28193


                        Legal Club of America Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                                            84-1174969
---------------------------------                         ----------------------
  (State or other jurisdiction                                (IRS Employer
of Incorporation or Organization)                         Identification Number)


              8551 W. Sunrise Blvd., Suite 105
                       Plantation, FL                         33322
          ----------------------------------------          ----------
          (Address of Principal Executive Offices)          (Zip Code)

                                 (954) 267-0920
                           ---------------------------
                           (Issuer's Telephone Number)

                       1601 No. Harrison Pkway, Suite 200
                                Sunrise, FL 33323
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 Par Value, 22,478,668 shares outstanding as of May 10, 2002.

Transitional Small Business Disclosure Format

Yes [ ]    No [X]

                        LEGAL CLUB OF AMERICA CORPORATION

                                   FORM 10-QSB

                                Table of Contents
                                -----------------



                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements  (Unaudited)
           Consolidated Balance Sheets....................................     1
           Consolidated Statements of  Operations.........................     2
           Consolidated Statements of Cash Flows..........................     3
           Notes to Consolidated Financial Statements.....................  4-13

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... 14-21



PART II   OTHER INFORMATION

  Item 1. Legal Proceedings...............................................    22
  Item 2. Changes in Securities and Use of Proceeds.......................    22
  Item 3. Default Upon Senior Securities..................................    22
  Item 6. Exhibits and Reports on Form 8-K................................    22

  Signatures..............................................................    24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND JUNE 30, 2001

                                                                                   March 31,       June 30,
                                                                                     2002            2001
                                                                                 ------------    ------------
                                                                                 (Unaudited)
                                                   ASSETS
                                                   ------

CURRENT ASSETS:
  Cash and cash equivalents                                                      $     39,000    $     39,000
  Restricted cash                                                                      92,000         110,000
  Accounts receivable, net of allowance for doubtful accounts of
     $235,000 at March 31, 2002 and $83,000 at June 30, 2001                          989,000       1,005,000
  Inventory                                                                                --          54,000
  Other assets                                                                         69,000         200,000
                                                                                 ------------    ------------

         TOTAL CURRENT ASSETS                                                       1,189,000       1,408,000

LONG -TERM ASSETS:
  Accounts receivable, net of allowance for doubtful accounts of
     $105,000 at March 31, 2002 and $99,000 at June 30, 2001                          640,000       1,367,000
  Property and equipment, net                                                         467,000         596,000
  Other assets                                                                         11,000          16,000
                                                                                 ------------    ------------

         TOTAL                                                                   $  2,307,000    $  3,387,000
                                                                                 ============    ============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                                    -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $    634,000    $    824,000
  Accrued compensation and related expenses                                           398,000         304,000
  Accrued bonus                                                                       595,000         595,000
  Current portion of long-term debt and capital leases                              2,461,000       1,352,000
  Interest payable                                                                    705,000         415,000
  Accrued agent commissions                                                            33,000          68,000
  Accrued commissions on Series B preferred stock                                          --         194,000
  Accrued legal settlement                                                                 --          40,000
  Other accrued expenses and liabilities                                              152,000         180,000
                                                                                 ------------    ------------

         TOTAL CURRENT LIABILITIES                                                  4,978,000       3,972,000
                                                                                 ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                               603,000       1,754,000
                                                                                 ------------    ------------

TOTAL LIABILITIES                                                                   5,581,000       5,726,000
                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
     40,000 shares designated Series A; 16,667, issued and outstanding
       at March 31, 2002 and June 30, 2001                                                 --              --
     26,000 shares designated Series B;  7,560 outstanding at
       March 31, 2002 and 12,160 outstanding at June 30, 2001                              --              --
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
     22,478,668 and 20,845,594 shares issued and outstanding at
       March 31, 2002 and  June 30, 2001, respectively                                  2,000           2,000
  Additional paid-in capital                                                       12,164,000      11,994,000
  Deficit                                                                         (14,942,000)    (13,855,000)
  Stock subscriptions, including interest receivable                                 (498,000)       (480,000)
                                                                                 ------------    ------------

         STOCKHOLDERS' DEFICIT, NET                                                (3,274,000)     (2,339,000)
                                                                                 ------------    ------------

         TOTAL                                                                   $  2,307,000    $  3,387,000
                                                                                 ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                     Three Months Ended              Nine Months Ended
                                                ----------------------------    ----------------------------
                                                  March 31,       March 31,       March 31,       March 31,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------

REVENUES:
   Membership fee income
      Worksites and consumers                   $    358,000    $    222,000    $  1,062,000    $    664,000
      Direct marketing                               107,000         598,000         376,000       1,769,000
      Affinity                                        37,000         122,000         120,000         202,000
                                                ------------    ------------    ------------    ------------
   Total membership fee income                       502,000         942,000       1,558,000       2,635,000
   Sales                                                  --         166,000          54,000       2,615,000
                                                ------------    ------------    ------------    ------------

      TOTAL REVENUES                                 502,000       1,108,000       1,612,000       5,250,000
                                                ------------    ------------    ------------    ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                          --         100,000          54,000       2,085,000
   Compensation and employee benefits                348,000         594,000       1,344,000       1,691,000
   Advertising and marketing                          63,000          12,000          95,000         144,000
   Professional fees                                  31,000          82,000         179,000         312,000
   Office, administrative, and general               259,000         319,000         855,000       1,218,000
   Occupancy                                          53,000          81,000         138,000         262,000
   Depreciation and amortization                      43,000          41,000         128,000         105,000
                                                ------------    ------------    ------------    ------------

      TOTAL COSTS AND OPERATING EXPENSES             797,000       1,229,000       2,793,000       5,817,000
                                                ------------    ------------    ------------    ------------

      LOSS FROM OPERATIONS                          (295,000)       (121,000)     (1,181,000)       (567,000)
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                    79,000          99,000         290,000         117,000
   Miscellaneous income                               89,000              --          89,000              --
   Gains on debt restructure                         174,000              --         174,000              --
                                                ------------    ------------    ------------    ------------
Total other income                                   342,000          99,000         553,000         117,000
                                                ------------    ------------    ------------    ------------

   Interest expense and other finance charges       (122,000)       (124,000)       (440,000)       (205,000)
   Loss on disposal of property and equipment        (19,000)             --         (19,000)              0
                                                ------------    ------------    ------------    ------------
Total other expense                                 (141,000)       (124,000)       (459,000)       (205,000)
                                                ------------    ------------    ------------    ------------

      OTHER, NET                                     201,000         (25,000)         94,000         (88,000)
                                                ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX  BENEFIT                      (94,000)       (146,000)     (1,087,000)       (655,000)
INCOME TAX BENEFIT                                         0               0               0               0
                                                ------------    ------------    ------------    ------------

      NET LOSS                                  $    (94,000)   $   (146,000)   $ (1,087,000)   $   (655,000)
                                                ============    ============    ============    ============

LOSS PER COMMON SHARE:
   Basic and Diluted                            $       0.00    $      (0.01)   $      (0.05)   $      (0.03)
                                                ============    ============    ============    ============

AVERAGE NUMBER OF COMMON  SHARES OUTSTANDING
   Basic and Diluted                              22,174,946      19,658,777      21,489,771      19,306,894
                                                ============    ============    ============    ============


See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                       2002           2001
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(1,087,000)   $  (655,000)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                    128,000        105,000
      Loss on disposal of property and equipment                                        19,000
      Provision for doubtful accounts                                                  191,000        104,000
      Amortization of debt discount                                                     19,000          5,000
      Interest due from shareholders                                                   (18,000)       (18,000)
      Fair value of shares issued to investors for securitizing letter of credit        25,000             --
      Gains on debt restructured                                                      (174,000)            --
      Elimination of a payable to a company that is no longer in business              (89,000)            --
      Changes in certain assets and liabilities:
         Accounts receivable                                                           585,000         22,000
         Inventory                                                                      54,000       (298,000)
         Other assets                                                                  103,000        (45,000)
         Accrued agent commissions                                                     (35,000)            --
         Legal settlement                                                              (40,000)        47,000
         Accounts payable                                                              (94,000)        91,000
         Accrued compensation and related expenses                                      94,000         15,000
         Interest payable                                                              345,000        167,000
         Other accrued expenses and liabilities                                        (28,000)         3,000
                                                                                   -----------    -----------

           NET CASH USED IN OPERATING ACTIVITIES                                        (2,000)      (457,000)
                                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                            (18,000)      (136,000)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt and capital leases                                    (101,000)       (92,000)
   Restricted cash                                                                      18,000         67,000
   Proceeds from long-term debt                                                             --        192,000
   Issuances of common stock                                                           103,000        212,000
                                                                                   -----------    -----------

           NET CASH PROVIDED BY  FINANCING ACTIVITIES                                   20,000        379,000
                                                                                   -----------    -----------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             --       (214,000)

CASH AND CASH EQUIVALENTS, beginning of period                                          39,000        277,000
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                           $    39,000    $    63,000
                                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                     $    11,000    $    15,000
                                                                                   ===========    ===========
      Income taxes                                                                 $        --    $        --
                                                                                   ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Fair value of common shares issued to Convertible Note holders for
      modifying and extending the agreement                                        $    37,000
   Fair value of common shares issued to investors  for funds advanced to
      securitize letter of credit                                                       25,000
   Fair value of warrants issued on debt restructed                                      6,000
   Conversion of 4,600 shares of Series  B Preferred Stock into
      460,000 shares of Common Stock                                                 1,150,000
   Note and Security Agreement collaterilized by subsidiary's
      accounts receivable and inventory                                                     --    $ 2,545,000
   Convertible debt warrants                                                                --         14,000
   Conversion of 11,111 shares of Series A Preferred Stock into
      1,111,112 shares of Common Stock                                                      --      1,000,000


See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001 (Unaudited)


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
-----------------------------------------------------------------------
         ACCOUNTING POLICIES
         -------------------

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

ECC, a wholly owned subsidiary of the Company, was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud in connection with Gateway's repudiation of its agreement with Einstein. See Note 7. In September 2001, ECC entered into a new agreement with MicronPC to sell their computers as an authorized agent. ECC will sell MicronPC personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by the computer manufacturer will finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction, as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. There were no sales during the three months ended March 31, 2002 under this program and there can be no assurance that the Company's arrangement with the computer manufacturer will achieve the market penetration, sales volume and success that the Gateway payroll deduction plan could have achieved.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001, filed with the SEC on October 8, 2001. The financial statements as of and for the periods ended March 31, 2002 and 2001 are unaudited. The consolidated financial statements for the period ended March 31, 2002, have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three and nine months ended March 31, 2002, are not necessarily indicative of the results expected for the year ending June 30, 2002. See "Going Concern Considerations", below.

Going Concern Considerations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. In addition, the Company is in default on certain of its debt agreements. Management recognizes that the Company must obtain additional capital resources and attain profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the sale and issuance of equity and debt securities, if possible, and to obtain operating capital through revenue growth. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. See Note 4. Should any of these events not occur, the accompanying financial statement will be materially affected.

Significant Accounting Policies
-------------------------------

Restricted Cash. The Company has escrow deposits of $92,000 as collateral on outstanding letters of credit, which are renewed annually, relating to the Company's office space lease and equipment leases. The escrow deposits have been classified on the balance sheet as restricted cash.

Accounts Receivable. Accounts receivable at March 31, 2002 were comprised of $212,000 relating to LCOA memberships and $1,757,000 relating to sales of personal computers manufactured by Gateway and sold under ECC's prior payroll deduction methodology. Of the receivables for personal computer sales, $745,000 is due after March 31, 2003. Accounts receivable at June 30, 2001, were comprised of $270,000 relating to LCOA memberships and $2,284,000 relating to the sales of personal computers. The personal computer accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. The Company maintains an allowance for doubtful accounts based on management's estimate of uncollectible receivables.

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

Sales revenue under the new agreement with a brand name computer manufacturer will change the manner in which the Company recognizes revenues from computer sales. For sales recorded during the fiscal year ended June 30, 2001, the Company reflected the full purchase price of computers as revenues, and reduced that revenue by its cost of good sold to present its gross profits for sales. Under the changed basis of presentation, the Company will reflect only its gross profits (commissions) as revenues, and will not record or recognize a cost of goods sold. Such changed method of revenue recognition, will substantially reduce the revenues that the Company reflects from computer sales. This presentation change will have no impact on net income recognition. There were no sales recorded under the new agreement during the quarter and nine-month period ended March 31, 2002.

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

NOTE 2 - ACCOUNTS RECEIVABLE, NET
---------------------------------

Accounts receivable, net, consists of the following at March 31, 2002 and June 30, 2001:


                                               March 31, 2002     June 30, 2001
                                               --------------     -------------
Current
   Accounts receivable                         $    1,224,000     $   1,088,000
   Allowance for doubtful accounts                   (235,000)          (83,000)
                                               --------------     -------------
                                               $      989,000     $   1,005,000
                                               ==============     =============

Long-term
   Accounts receivable                         $      745,000     $   1,466,000
   Allowance for doubtful accounts                   (105,000)          (99,000)
                                               --------------     -------------
                                               $      640,000     $   1,367,000
                                               ==============     =============

At March 31, 2002, the Company's accounts receivable were comprised of $212,000 relating to LCOA memberships and $1,757,000 relating to sales of Gateway personal computers by Einstein. At June 30, 2001, accounts receivable were comprised of $270,000 related to LCOA memberships and $2,284,000 related to sales of Gateway personal computers by Einstein.

In September 2000, Einstein entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway, through Einstein's distribution channels to employees at the worksites. In February 2001, Gateway ended its relationship with the Company, and ECC was forced to abandon its payroll deduction program. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. Einstein's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 3 and 7.

NOTE 3 - LONG-TERM OBLIGATIONS
------------------------------

At March 31, 2002 and June 30, 2001, long-term debt and capital leases consisted of the following:

                                                                    March 31,    June 30,
                                                                      2002         2001
                                                                   ----------   ----------
Term loans with various maturity dates through 1998. Interest rates range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest only is
payable monthly during the terms of the loans                      $  127,000   $  127,000

Term loans from a shareholder with interest rates of 9% and 12%,
with maturity dates on or before July 2000                             40,000       40,000

Capital leases with terms from three to five years, with imputed
interest rates ranging from 9% to 22%                                  71,000      108,000

Term loan from a shareholder bearing interest at 7%, due April
2000                                                                   34,000       37,000

Restructured note agreement discounted at 4.75%, payable in
monthly installments through February 2004                             22,000           --

Note and Security Agreement bearing interest at 15.5%, maturing
September 2003                                                      2,545,000    2,545,000

Notes refinanced during 2001:

   12% Convertible notes due December 2002                            222,000      190,000

   15% Term loans, payable in monthly installments through
   December 2001                                                           --       59,000

   9% Term loan from a shareholder, maturing September 2003             3,000           --
                                                                   ----------   ----------
Total long-term obligations                                         3,064,000    3,106,000
      Less: Current portion                                         2,461,000    1,352,000
                                                                   ----------   ----------

      Long-term obligations due 2003                               $  603,000   $1,754,000
                                                                   ==========   ==========

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its Einstein subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Payments under this Note are to be made to Gateway from the monthly installment payments collected on Einstein's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company has asserted a common law right of set off against Gateway, therefore, these payments are not being made and are not being escrowed. In the event the Company is unsuccessful in asserting its common law right of offset against Gateway, and the amounts under the Note and Security agreement become due and payable, the Company's financial position and results of operations could be materially and adversely affected. (See Note 7). Outstanding borrowings under this agreement are collateralized by Einstein's accounts receivable and inventory.

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

During the quarter ended March 31, 2002, the Company restructured commissions payable on its Series B preferred stock totaling $194,000. The Company issued a two-year $24,000 note agreement and 300,000 warrants as replacement for the commissions payable. The notes have been discounted at current prime to be accreted to expense over the two-year period. The Company issued five-year warrants to the note holder to acquire shares of the Company's common stock, at an exercise price of $0.04 per share, the fair value of the common stock on date of issuance. The value assigned for accounting purposes to the 300,000 warrants issued was $6,000. This amount has been included in additional paid-in capital.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans. The 15% Term Loans were paid off on or before February 8, 2002.

Interest expense relating to the Company's debt totaled $122,000 and $440,000, respectively, for the three and nine months ended March 31, 2002. Interest expense relating to the Company's debt totaled $124,000 and $205,000, respectively, for the three and nine months ended March 31, 2001.


NOTE 4 - CAPITAL STOCK
----------------------

Conversion of Series B Convertible Preferred Stock
--------------------------------------------------

In January 2002, 4,600 shares of Series B Convertible Preferred Stock (Series B stock) were converted to shares of Common Stock. The Series B stock was converted into 460,000 shares of Common Stock at a conversion price of $2.50 per share.

Common Stock
------------

During the nine months ended March 31, 2002, the Company issued 250,000 shares of common stock to accredited investors. The shares were issued as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the Einstein personal computer program. The value assigned to the shares of common stock issued was $25,000, or $0.10 per share, the fair value of the stock on date of issuance. The agreement with the national computer manufacturer was not consummated and the money advanced by the investors was returned.

In December 2001, the Company signed an agreement with a capital markets investment company for the purchase of up to 3,500,000 shares of the Company's common stock, for a period of 60 days. During the quarter ended March 31, 2002, the Company sold 555,000 shares of common stock through the capital markets investment company for $0.30 per share. Proceeds on the sales, net of commissions, were $103,000, or $0.1857 per share. The agreement with the capital markets investment company expired in February 2002.

Convertible Debt
----------------

Effective October 1, 2001, the Convertible Notes agreement was modified (see
Note 3). As consideration for the modification, the note holders were issued shares of the Company's common stock. The value assigned to the 368,074 shares of common stock issued was $37,000, or $0.10 per share, the fair value of the stock on date of issuance.

Warrants
--------

During the quarter ended March 31, 2002, the Company restructured commissions payable on its Series B preferred stock totaling $194,000. The Company issued a two-year $24,000 note agreement and 300,000 warrants as replacement for the commissions payable. The Company issued the five-year warrants to the note holder to acquire shares of the Company's common stock, at an exercise price of $0.04 per share, the fair value of the common stock on date of issuance. The value assigned for accounting purposes to the 300,000 warrants issued was $6,000. This amount has been included in additional paid-in capital.


NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

For the three and nine months ended March 31, 2002 and 2001, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                             Three Months     Three Months      Nine Months      Nine Months
                                 Ended            Ended            Ended            Ended
                               March 31,        March 31,        March 31,        March 31,
                                 2002             2001             2002             2001
                              ----------       ----------       ----------       -----------

Common shares outstanding     22,478,668       20,720,506       22,478,668       20,720,506
Effect of weighting             (303,722)      (1,061,729)        (988,897)      (1,413,612)
                              ----------       ----------       ----------       -----------

Weighted average common
shares outstanding            22,174,946       19,658,777       21,489,771       19,306,894
                              ==========       ==========       ==========       ==========

Basic and diluted net loss per share for the three and nine months ended March 31, 2002 and 2001, was calculated as follows:

                                                   Three Months    Three Months     Nine Months     Nine Months
                                                       Ended           Ended           Ended           Ended
                                                     March 31,       March 31,       March 31,       March 31,
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------

Loss from operations                               $   (295,000)   $   (121,000)   $ (1,181,000)   $   (567,000)
Non-operating income (loss)                             201,000         (25,000)         94,000         (88,000)
                                                   ------------    ------------    ------------    ------------

Net loss                                           $    (94,000)   $   (146,000)   $ (1,087,000)   $   (655,000)
                                                   ============    ============    ============    ============

Basic and diluted loss per share from operations   $      (0.01)   $      (0.01)   $      (0.05)   $      (0.03)
                                                   ------------    ------------    ------------    ------------
Basic and diluted loss per share - non operating           0.01           (0.00)          (0.00)          (0.00)
                                                   ------------    ------------    ------------    ------------
Basic and diluted net loss per share               $       0.00    $      (0.01)   $      (0.05)   $      (0.03)
                                                   ============    ============    ============    ============


Weighted average common shares outstanding           22,174,946      19,658,777      21,489,771      19,306,894
                                                   ============    ============    ============    ============

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three and nine months ended March 31, 2002 and 2001, include the following:

                                        Three Months     Three Months      Nine Months      Nine Months
                                            Ended            Ended            Ended            Ended
                                          March 31,        March 31,        March 31,        March 31,
                                            2002             2001             2002             2001
                                         ----------       ----------       ----------       ----------
Common stock options                     1,116,754        2,400,023        1,116,754        2,400,023
Series A convertible preferred stock     1,666,600        1,666,600        1,666,600        1,666,600
Series B convertible preferred stock       756,000        1,216,000          756,000        1,216,000
Convertible debt                           972,296          384,000          972,296          384,000
Warrants relating to issuance of-
   Common stock                          1,050,000        1,050,000        1,050,000        1,050,000
   Series B preferred                      395,600          395,600          395,600          395,600
   Convertible notes                       172,800          134,400          172,800          134,400
   Other                                 1,420,000        1,083,000        1,420,000        1,083,000


NOTE 6 - SEGMENT INFORMATION
----------------------------

The Company is organized into two reportable operating segments, Legal Club ("LCOA") and Einstein ("ECC"), each of which operates in a single line of business. In the June 2000 quarter, the Company began marketing computer systems through Einstein and sales began in December 2000 quarter. See Note 1, Organization.

                                                               Consolidated
                                     LCOA           ECC           Total
                                 -----------    -----------    -----------
Revenues
  Quarter - March 2002           $   502,000    $        --    $   502,000
  Quarter - March 2001               942,000        166,000      1,108,000

  Nine Months - March 2002         1,558,000         54,000      1,612,000
  Nine Months - March 2001         2,635,000      2,615,000      5,250,000

Operating Income (Loss)
  Quarter - March 2002              (220,000)       (75,000)      (295,000)
  Quarter - March 2001              (147,000)        26,000       (121,000)

  Nine Months - March 2002          (935,000)      (246,000)    (1,181,000)
  Nine Months - March 2001          (774,000)       207,000       (567,000)

Segment Assets
  Quarter ended March 31, 2002       636,000      1,671,000      2,307,000
  Quarter ended March 31, 2001       892,000      2,951,000      3,843,000

Depreciation and Amortization
  Quarter - March 2002                34,000          9,000         43,000
  Quarter - March 2001                33,000          8,000         41,000

  Nine Months - March 2002           100,000         28,000        128,000
  Nine Months - March 2001            86,000         19,000        105,000


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Letters of Credit
-----------------

At March 31, 2002, the Company had letters of credit totaling $92,000, relating to the Company's office space lease and equipment leases. The letters of credit are collateralized by deposits held in escrow at a financial institution, and have one-year renewable terms. Management does not expect that any claims will be made against these financial instruments and therefore expects no material losses to result from these off-balance-sheet instruments.

Legal Proceedings
-----------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company and was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with Einstein. On January 15, 2002, the

U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. ECC filed a second amended complaint during the week of February 11, 2002. Gateway has renewed its motion to dismiss the Company's complaint and the briefing on this matter has been completed. A decision from the U.S. District Court regarding this matter is pending.

In 1997, a predecessor company received a letter from the Florida Department of Insurance ("FDOI") stating that the predecessor company should be regulated as a legal expense insurer despite the FDOI's 1994 findings that the predecessor company was not such an insurer. The Company contested this change of the FDOI's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) the Company, as currently conducting business, is not subject to regulation by the FDOI as a legal expense insurer and (2) even if the FDOI found that it was a legal expense insurer, that the Company would be exempt from any regulation due to the fact that it is a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Not withstanding, the FDOI rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer. The Company appealed this ruling, and a three-judge panel for the First District Court of Appeals ("FDCA") heard this appeal in March 2001. On September 26, 2001 a decision was rendered by the FDCA in which the FDCA found in the Company's favor, and against the FDOI. On October 11, 2001, the FDOI filed a motion for rehearing en banc or in the alternative a motion for rehearing with the FDCA. On November 8, 2001, the Company filed its response to this motion urging FDCA to deny the FDOI's request. On November 21, 2001, the FDCA issued an order denying the FDOI motion for rehearing or rehearing en banc and issued a mandate for the FDOI to issue a final order consistent with its opinion. On January 11, 2002, the FDOI issued a final order declaring that Legal Club of America is not selling legal expense insurance and is not subject to regulation by the FDOI. As a result of the ruling by the FDCA and the issuance of the final order by the FDOI, the Company may seek to recover certain costs and expenses incurred to defend its position. On May 1, 2002, the Company filed a motion with the Administrative Law Judge to recover a portion of its attorney fees as per the agreement reached between the Company and the FDOI. The Company anticipates that this unopposed motion will be granted shortly.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Recent Events

During the quarter ended March 31, 2002, the Company continued its expansion of marketing and sales initiatives to increase its LCOA revenues.

During this quarter, Legal Club Financial ("LCF"), a wholly owned subsidiary of the Company, began to broker business to its insurance partners by securing agent of record letter with employers that wish to provide voluntary benefit portfolios to their employees. LCF signed its first contract with a national human resources outsourcing corporation that is interested in proving a complete voluntary benefits platform to its 750 corporate clients and their 309,000 employees. LCF is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes.

LCF, a licensed insurance agency, will receive override commissions for all insurance products written in the workplace where it is the agent of record, adding commissions as a new source of revenue for the Company. LCOA's legal plans will also be part of all such voluntary benefit portfolios.

Management is currently in the process of negotiating contracts with other companies to offer this service. We anticipate that commissions generated from the sales of insurance products written at the workplace will constitute a growing portion of the Company's revenues on a going forward basis.

During the March 2002 quarter, the Company continued to increase its national worksite marketing client base by adding three additional national employer groups with over 2,000 employees each. Enrollments from these companies are currently being processed, or will begin to be processed during the June 2002 quarter. The revenue from the March 2002 quarter enrollments should start being realized by the Company in the September 2002 quarter.


Results of Operations

The Company reported a net loss of $94,000, or $0.00 per basic and diluted common share, for the three months ended March 31, 2002, compared with $146,000, or $0.01 per basic and diluted common share for the comparable period in 2001. The decrease in net loss for the March 2002 quarter was due primarily to non-recurring, non-operating gains.

For the nine months ended March 31, 2002, the Company reported a net loss of $1,087,000, or $0.05 per basic and diluted common share, compared with $655,000, or $0.03 per basic and diluted common share, in 2001. The increase in the net loss for the nine-month period of 2002 is attributable primarily to the termination of ECC's Gateway program in February 2001, and a decrease in LCOA direct marketing revenues, offset in part by lower operating expenses.

The analysis of results of operations provided below is presented by business segment to make the comparisons more meaningful.

                          Quarter and Nine Months Ended March 31, 2002 compared with 2001
                          ---------------------------------------------------------------

                                          Quarters Ended                             Nine Months Ended
                                          --------------                             -----------------

LCOA                         March 31,      March 31,      Variance       March 31,      March 31,      Variance
----                            2002           2001       Inc./(Dec.)        2002           2001       Inc./(Dec.)
                            -----------    -----------    -----------    -----------    -----------    -----------
Membership revenue          $   502,000    $   942,000    $  (440,000)   $ 1,558,000    $ 2,635,000    $(1,077,000)
                            -----------    -----------    -----------    -----------    -----------    -----------

Compensation and benefits       348,000        594,000       (246,000)     1,343,000      1,673,000       (330,000)
Advertising and marketing        63,000         10,000         53,000         95,000        141,000        (46,000)
Professional fees                13,000         66,000        (53,000)       118,000        288,000       (170,000)
Office and administrative       211,000        308,000        (97,000)       698,000        972,000       (274,000)
Occupancy                        53,000         80,000        (27,000)       138,000        249,000       (111,000)
Depreciation and
 amortization                    34,000         32,000          2,000        100,000         86,000         14,000
                            -----------    -----------    -----------    -----------    -----------    -----------
Total operating expenses        722,000      1,090,000       (368,000)     2,492,000      3,409,000       (917,000)
                            -----------    -----------    -----------    -----------    -----------    -----------
Loss from operations           (220,000)      (148,000)       (72,000)      (934,000)      (774,000)      (160,000)
Non-operating income
(loss), net                     224,000        (27,000)       251,000        124,000        (61,000)       185,000
                            -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss)           $     4,000    $  (175,000)   $   179,000    $  (810,000)   $  (835,000)   $    25,000
                            ===========    ===========    ===========    ===========    ===========    ===========


LCOA's net income for the three months ended March 31, 2002, was $4,000, or $0.00 per basic and diluted common share, compared with a net loss of $175,000, or $0.01 per basic and diluted common share for the comparable period in 2001. The decrease in net loss for the March 2002 quarter was due primarily to non-recurring, non-operating gains. For the nine months ended March 31, 2002, LCOA's net loss was $810,000, or $0.04 per basic and diluted common share, compared with a loss of $835,000, or $0.04 per basic and diluted common share, in 2001.

LCOA revenue decreased $440,000, or 46.7%, to $502,000 during the three months ended March 31, 2002 compared with $942,000 in the same period in 2001. For the nine months ended March 31, 2002, LCOA revenue decreased $1,077,000, or 40.9%, to $1,558,000, compared with $2,635,000 during the same period in 2001. These decreases were principally the result of decreases of $491,000 and $1,393,000 in LCOA direct marketing revenues during the three and nine months ended March 31, 2002, respectively. Direct marketing revenues declined because the Company (1) discontinued its association with one large direct marketing company, and (2) a national direct marketing corporation, with which the Company does business, was acquired and has been restructuring its 2002 marketing strategy. As a result, LCOA business generated by this marketing corporation has been reduced significantly. Although recent communication with the direct marketing corporation indicate that LCOA will continue to be a part of their future marketing plans, no new initiatives were put in place during the March 2002 quarter. LCOA worksite revenue increased $136,000, or 61.3%, during the March 2002 quarter and $398,000, or 59.9%, during the nine-month period of 2002, compared to the comparable periods in 2001. The growth in worksite revenue was due to increased penetration at the worksites as well as through re-enrollments of current employer groups.

LCOA operating expenses decreased $368,000, or 33.8%, to $722,000 during the quarter ended March 31, 2002, from $1,090,000 during the comparable period in 2001. During the nine months ended March 31, 2002, LCOA operating expenses decreased $917,000, or 26.9%, to $2,492,000, from $3,409,000 in 2001. The decreases were primarily the result of reductions in (1) compensation and employee benefits (2) professional fees, (3) office and administrative expenses and (4) occupancy expenses.

Compensation and employee benefits decreased $246,000, or 41.4%, to $348,000, during the three months ended March 31, 2002, compared with $594,000 for the same period in 2001. For the nine months ended March 31, 2002, compensation and employee benefits decreased $330,000, or 19.7%, to $1,343,000, compared with $1,673,000 during 2001. These decreases were due primarily to management's continuing efforts to reduce the per-employee operational costs associated with marketing, servicing, and administering customers. LCOA reduced its staff 37.5%, eliminating 15 full-time positions and cutting back on its use of contract labor, from levels at March 31, 2001.

Professional fees were $13,000 during the three months ended March 31, 2002, compared with $66,000 for the same period in 2001, a decrease of $53,000, or 80.3%. During the nine months ended March 31, 2002, professional fees decreased $170,000, or 59.0%, to $118,000. The decreases in professional fees were primarily attributable to lower expenditures for legal services during 2002.

Office and administrative expenses totaled $211,000 during the quarter ended March 31, 2002, compared with $308,000 for the same period in 2001, a decrease of $97,000, or 31.5%. This decrease was due primarily to decreases in printing and postage costs, fulfillment costs, travel and entertainment and legal settlement costs in 2001 amounting to $47,000. Fulfillment costs decreased $15,000, or 87.8%, and printing and postage costs decreased $53,000, or 59.6%, during the quarter compared to the same period in 2001 as a result of the decline in direct marketing and affinity activities. Travel and entertainment decreased $19,000 in 2002 compared with last year, due principally to regional managers' business travel in 2001. Partially offsetting these decreases, during the March 2002 quarter, agent commissions increased $49,000, or 93.9%, as a result of increased LCOA penetration at the worksites as well as through re-enrollments of participating employer groups. For the nine months ended March 31, 2002, office and administrative expenses amounted to $698,000, compared with $972,000 during the same period in 2001, a $274,000, or 28.2% decrease. This decrease was due primarily to decreases in fulfillment costs, printing and postage costs, and travel and entertainment, as a result of the decline in direct marketing activities. During the nine-month period, fulfillment costs decreased $49,000, or 81.8%, and printing and postage costs decreased $176,000, or 65.2%, as a result of the decline in direct marketing activities. Travel and entertainment expense decreased $47,000 or 63.4% compared to the same period in 2001.

Occupancy expenses amounted to $53,000 and $138,000 during the quarter and nine-month period ended March 31, 2002, respectively, compared with $80,000 and $249,000, for the comparable periods in 2001 due to the closing of regional offices since March 2001. Effective March 2002, the Company moved its corporate headquarters to a smaller office space, in its continuing efforts to control expenses.

Advertising and marketing costs were $63,000 during the three months ended March 31, 2002, compared with $10,000 and for the same period in 2001, an increase of $53,000. The increase during the March 2002 quarter was due to higher marketing expenses associated with re-enrollment costs for a major employer group as well as expenses incurred to increase LCOA's worksite membership revenues. During the nine months ended March 31, 2002, advertising and marketing costs decreased $46,000, or 32.6%, to $95,000. This decrease was primarily attributable to costs incurred in 2001 associated with public relations activities to promote the Company.

LCOA's other income includes gains on debt restructured, miscellaneous income and interest income. The quarter and nine months ended March 31, 2002 includes $174,000 of gains on debt restructured. During the March 2002 quarter, the Company restructured a previously recorded vendor payable and previously recorded commissions due on the Series B Preferred Stock. The quarter and nine-month period of 2002 also includes miscellaneous income resulting from the elimination of an $89,000 payable to a company that is no longer in business. Interest income amounted to $6,000 and $20,000, respectively, during the quarter and nine months ended March 31, 2002, compared with $8,000 and $25,000, respectively, for the comparable periods in 2001.

LCOA's other expense includes interest expense and loss on the disposal of property and equipment. Interest expense amounted to $25,000 for the quarter ended March 31, 2002, compared with $35,000 for the same period in 2001, a decrease of $10,000. For the nine months ended March 31, 2002, interest expense increased $53,000, to $139,000 compared with $86,000 in 2001. The nine-month period of 2002 includes $25,000 resulting from the issuance of 250,000 shares of common stock to accredited investors as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the

Einstein personal computer program. The agreement with the national computer manufacturer was not consummated and the money advanced by the investors was returned.

ECC
---

Revenue from ECC's sales of Gateway personal computer systems and accessories totaled $54,000 for the nine months ended March 31, 2002, which represented approximately 160 units sold at wholesale prices from inventory acquired during the term of the Gateway relationship. ECC began sales operations in the quarter ended December 31, 2000. During the three and nine months ended March 31, 2001, ECC sales of personal computer systems and accessories amounted to $166,000 and $2,615,000, respectively. In February 2001, Gateway ended its relationship with the Company. See Item I., Note 7, Legal Proceedings.

The Gateway personal computer inventory was written down to its net realizable value at June 30, 2001. Cost of sales associated with sales of personal computers during the nine months ended March 31, 2002, amounted to $54,000, which was equivalent to the sales price. For the three and nine months ended March 31, 2001, cost of sales associated with sales of personal computers amounted to $100,000 and $2,085,000, respectively. Gross profit margin on the sales was 20.3%.

ECC operating expenses, excluding cost of sales, increased $36,000, or 92.3%, to $75,000 during the quarter ended March 31, 2002, compared with $39,000 during the comparable period in 2001. During the nine months ended March 31, 2002, ECC operating expenses, excluding cost of sales, decreased $76,000, or 23.5%, to $247,000, from $323,000 in 2001. The increase during the quarter was primarily the result of higher general and administrative expenses. The nine-month period reductions are attributable to lower (1) compensation and employee benefits, (2) office and administrative expenses and (3) occupancy expenses.

Office and administrative expenses totaled $48,000 during the quarter ended March 31, 2002, compared with $11,000 for the same period in 2001, an increase of $37,000. This increase was the result of a $39,000 increase in provision for doubtful accounts. During the March 2001 quarter, the provision for doubtful accounts was estimated based on the new receivable portfolio to date. As the receivable portfolio continues to mature, management monitors its performance and adjusts the allowance, based on potential problem loans. For the nine months ended March 31, 2002, office and administrative expenses decreased $89,000, or 36.2%, to $157,000, compared with $246,000 during the same period in 2001. This decrease is attributable to lower printing costs of $57,000 and commissions to agents of $57,000. During nine months of fiscal 2001, ECC incurred printing costs associated with the production of materials relating to the sale of Gateway personal computers and $59,000 relating to commissions paid to agents on the sales.

Occupancy expense amounted to $13,000 during the nine-month period ended March 31, 2001. In 2001, ECC rented warehouse space to store its Gateway personal computer inventory. There were no such expenses during the nine-month period of 2002.

ECC's other income consists primarily of interest income associated with interest earned on ECC's accounts receivables from personal computer sales. Interest income amounted to $73,000 and $270,000 during the three and nine months ended March 31, 2002, respectively, compared with $92,000 during the quarter and nine-month periods in 2001. The $19,000 decline in interest income during the March 2002 quarter compared with 2001 relates to the decrease in the accounts receivable portfolio as a result of payments and pay-offs. The nine-month period ended March 31, 2001, included only four months of interest earned. This was reflected in the $178,000 increase in interest income in 2002 over the comparable nine-month period in 2001.

ECC's other expense consists of interest costs associated with ECC's notes payable to finance computer sales. Interest expense amounted to $97,000 for the quarter ended March 31, 2002, compared with $89,000 for the same period in 2001, an increase of $8,000. For the nine months ended March 31, 2002, interest expense increased $182,000, to $301,000 compared with $119,000 in 2001. The nine-month period ended March 31, 2001 included only four months of interest costs.

          Quarter Ended March 31, 2002 compared with December 31, 2001
          ------------------------------------------------------------

                     LCOA                 March 31,    December 31,   Variance
                     ----                   2002          2001       Inc./(Dec.)
                                          ---------     ---------     ---------
Membership revenue                        $ 502,000     $ 496,000     $   6,000
                                          ---------     ---------     ---------

Compensation and benefits                   348,000       471,000      (123,000)
Advertising and marketing                    63,000        14,000        49,000
Professional fees                            13,000        52,000       (39,000)
Office and administrative                   211,000       213,000        (2,000)
Occupancy                                    53,000        44,000         9,000
Depreciation and amortization                34,000        33,000         1,000
                                          ---------     ---------     ---------
Total operating expenses                    722,000       827,000      (105,000)
                                          ---------     ---------     ---------
Loss from operations                       (220,000)     (331,000)      111,000
Non-operating income (loss), net            224,000       (60,000)      284,000
                                          ---------     ---------     ---------
Net income (loss)                         $   4,000     $(391,000)    $ 395,000
                                          =========     =========     =========


LCOA's net income for the three months ended March 31, 2002, was $4,000, or $0.00 per basic and diluted common share, compared with a net loss of $391,000, or $0.01 per basic and diluted common share for the December 2001 quarter. During the March 2002 quarter, the Company started its initiative to restructure its balance sheet to improve its financial position. The company was able to restructure a vendor payable and commissions due on its Series B Preferred Stock and had non-operating gains on these restructurings totaling $174,000. Additionally, during the quarter, non-operating income of $89,000 was recognized from the elimination of a payable to a company that is no longer in business.

LCOA's loss from operations on a per basic and diluted common share basis was $0.01 for the March 2002 quarter compared with $0.02 for the December 2001 quarter. During the three months ended March 31, 2002, LCOA reduced its operating losses $111,000, or 33.5% from the previous quarter. This improvement in operations was the result of reductions in operating costs amounting to $105,000, or 12.7%, as well as a $6,000 increase in revenues.

LCOA revenue increased $6,000, or 1.2%, to $502,000 during the three months ended March 31, 2002 compared with $496,000 the previous quarter. This increase was principally the result of increases of $17,000 and $6,000 in LCOA direct marketing and affinity revenues from the new initiatives started in the December 2001 quarter, offset by a decline in worksite revenue.

The decrease in operating expenses during the three months ended March 31, 2002, compared with the same period in December 31, 2001, was primarily attributable to a $123,000, or 26.1%, reduction in compensation and benefits. LCOA achieved this by reducing its staff 18.5%, eliminating 5 full-time positions.


Liquidity and Capital Resources

The principal sources of the Company's liquidity have been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers during the nine months ended March 31, 2001.

Net cash used in operating activities was $2,000 for the nine months ended March 31, 2002, an improvement of $455,000, compared with a usage of $457,000 during the same period in 2001. The decrease in cash used in operations is attributable to a $563,000 increase in collections of accounts receivable, principally from ECC receivables and a $352,000 decrease in inventory as a result of personal computer sales. These funds were applied to pay down $185,000 in accounts payable and cover the $432,000 increase in net loss from operations during the current year.

Cash flows used for investing activities decreased $118,000 during the nine months ended March 31, 2002, to $18,000, compared to 2001. This was due to higher acquisition of software in 2001, primarily for ECC operations.

Cash flows provided by financing activities decreased $359,000 for the nine months ended March 31, 2002. Repayments of debt and capital leases increased $9,000, to $101,000 in 2002 compared with $92,000 in 2001. During the nine-month period ended March 31, 2002, the Company sold 555,000 shares of common stock through a capital markets investment company for $0.30 per share. Proceeds on the sales, net of commissions were $103,000, or $0.1857 per share. Restricted cash amounting to $18,000 was released during the nine months ended March 31, 2002, compared with $67,000 during the same period in 2001. During the nine months ended March 31, 2001, the Company issued convertible debt and common stock aggregating $404,000.

The Company is at present meeting its current obligations from its weekly cash flows. However, due to insufficient cash generated from operations, the Company currently does not have cash available to pay its previously incurred accounts payable and other liabilities. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available. There can be no assurances given that the Company's present flow of cash will be sufficient to meet future obligations; however, the Company is, from time to time, able to raise additional capital from sales of its common stock, as it did during the March 2002 quarter. During this quarter, the Company also initiated efforts to restructure its liabilities and was successful in restructuring a payable and the commissions due on the Series B preferred stock issuance. The Company plans to continue its endeavors to restructure its balance sheet. There can be no assurance that the Company will continue to be successful in its efforts to restructure its debt. As such, if the Company is unsuccessful with its current revenue initiatives, cost savings strategies and balance sheet restructuring, it could raise doubts about the Company's ability to meet its future cash flows needs and its ability to continue as a going concern.

The Company is committed to seek opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products and Einstein personal computers. As discussed under Recent Events, the Company instituted various initiatives during the March 2002 quarter to increase LCOA revenues. Additionally, in September 2001, ECC entered into an agreement with a brand name computer manufacturer, MicronPC, to sell, as an authorized agent, their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by the computer manufacturer will finance the employee's computer purchase by underwriting and extending consumer credit directly to the employee, as opposed to ECC's prior payroll deduction program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. No sales were made during the three months ended March 31, 2002 under this program, and there can be no assurance that this new arrangement will be successful.

In addition to its expansion of marketing and sales initiatives, and its endeavors to restructure the balance sheet, mentioned previously, the Company has continued its cost savings initiatives during the first nine months of fiscal 2002. If the Company is unsuccessful with its current marketing and sales initiatives expansion, expense reductions and balance sheet restructuring, it could have an adverse impact on the Company's future cash flows and results of operations.

For its long-term cash and liquidity needs, as market conditions allow, the Company will also explore opportunities to raise additional working capital through equity financing. In December 2001, the Company signed an agreement with a capital markets investment company for the purchase of up to 3,500,000 shares of the Company's common stock, for a period of 60 days at $0.30 per share. On January 24, 2002, the investment company sold 500,000 shares of the Company's common stock for $150,000, and on February 7, 2002 it sold an additional 55,000 shares for $16,500. However, there can be no assurance that the Company will be able to obtain additional equity financing in the future on terms acceptable to the Company, or at all. Failure to obtain such capital could have an adverse impact on the Company's future cash flows and results of operations.

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway. In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. ECC asserts, among other things, breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. See Item 1., Note 7, to the Consolidated Financial Statements.

Although the Company has received working capital loans from related parties, there is no assurance that affiliated parties would be willing to make such loans in the future. The Company's Chairman of the Board and Chief Executive Officer, as well as a previous executive officer of the Company, have subscriptions for a total of 396,000 shares of common stock. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. The Company does not expect the subscriptions receivable to be paid in the near future, although the CEO has indicated the notes and accrued interest on the notes will be satisfied. The collection of the subscriptions receivable from a previous executive officer is presently being discussed.

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $201,000 at March 31, 2002. These debt agreements have various original maturities from 1998 through July 2000. Principal and accrued interest associated with the notes are currently in default. As market conditions allow, management will continue its attempt to convert the remaining $127,000 principal amount of term loans to capital stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. Additionally, the Company has asserted a common law right of set off against Gateway and has not made payments to Gateway under a Note and Security Agreement dated September 25, 2000. In the event the Company is unsuccessful in asserting its common law right of offset against Gateway, and the amounts under the Note and Security Agreement become due and payable, the Company's financial position and results of operations could be materially and adversely affected. Also see
Item 1., Note 7, to the Consolidated Financial Statements.

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

Item 2.  Changes in Securities and Use of Proceeds

Refer to Part I, Item 1, Note 4, incorporated herein by reference, for a discussion of the issuance and sale of Common Stock.

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

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the management of the Company.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Ahearn, Jasco + Company, P.A.
---------------------------------
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 10, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002
                                       LEGAL CLUB OF AMERICA
                                       CORPORATION



                                       By: /s/ BRETT MERL
                                           -------------------------------------
                                           Brett Merl, Chairman and Chief
                                           Executive Officer


                                       By: /s/ ELVIE LAMAR WEBER
                                           -------------------------------------
                                           Elvie Lamar Weber, Chief Financial
                                           Officer
                                           (Principal Financial Officer)