Form 10KSB
period 2002-06-30
LEGAL CLUB OF AMERICA CORP
filed 2002-09-30
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                    ---------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-28193


                        Legal Club of America Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Colorado                                             84-1174969
---------------------------------                         ----------------------
  (State or other jurisdiction                                 (IRS Employer
of Incorporation or Organization)                         Identification Number)


          8551 West Sunrise Blvd,. Suite 105
                 Plantation, Florida                              33322
       ----------------------------------------                ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant had $2.1 million in gross revenues for the fiscal year ended June 30, 2002.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on September 26, 2002 was $1,353,432, based on the average bid and asked price of the Common Stock on that date.

As of September 26, 2002, there were 24,518,668 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2002


                                Table of Contents
                                -----------------



                                                                            Page
                                                                            ----

PART I......................................................................  1
   Item 1.  Description of Business.........................................  1
   Item 2.  Description of Property.........................................  9
   Item 3.  Legal Proceedings...............................................  9
   Item 4.  Submission of Matters to a Vote of Security Holders............. 10



PART II..................................................................... 11
   Item 5.  Market for Common Equity and Related Stockholder Matters........ 11
   Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 14
   Item 7.  Financial Statements............................................ 22
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 45



PART III.................................................................... 45
   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 45
   Item 10. Executive Compensation.......................................... 46
   Item 11. Security Ownership of Certain Beneficial Owners and
            Management...................................................... 48
   Item 12. Certain Relationships and Related Transactions.................. 50
   Item 13. Exhibits and Reports on Form 8-K................................ 50

SIGNATURES.................................................................. 52

EXHIBITS.................................................................... 53









--------------------------------------------------------------------------------
     We own or have the rights to certain trade names and trademarks that we use in conjunction with our services.
   This document also contains trade names and trademarks of other companies.

PART I


Item 1.  Description of Business
         -----------------------


The Company

         Corporate History

Legal Club of America Corporation (the "Company") was formed in October 1998, as a result of merging with and into Bird-Honomichl, Inc., a publicly traded, inactive Colorado corporation. The Company has three wholly owned operating subsidiaries, LegalClub.com, Inc. ("LCOA"), Einstein Computer Corp. ("ECC") and Legal Club Financial Corp., d/b/a PeoplesChoice(TM) ("LCF" or "PeoplesChoice"). LCOA operates a national legal referral service, ECC sells personal computer systems and accessories to employees at their workplace and LCF is a licensed insurance agency that will be providing voluntary benefit portfolios to employer groups. See "Recent Developments".

         Recent Developments

              New Marketing Initiatives

PeoplesChoice(TM). During the June 2002 quarter, PeoplesChoice began to broker business to its insurance partners by securing agent of record letters ("AOR") with employers that wish to provide voluntary benefit portfolios to their employees. The AOR letters provide the Company exclusive access to employers that want to provide their employees with voluntary benefits, including LCOA products.

PeoplesChoice, a licensed insurance agency, will receive override commissions for all insurance products written in the workplace where it is the agent of record, adding commissions as a new source of revenue for the Company. LCOA's legal plans will also be part of all voluntary benefit portfolios offered by PeoplesChoice. PeoplesChoice will receive, on the average, commissions of approximately 17.5% on premiums written and 70% of LCOA's legal plans written. PeoplesChoice is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes.

To date, PeoplesChoice has obtained two AOR letters. Its first AOR is from a national human resources outsourcing corporation interested in providing a complete voluntary benefits platform to its 750 corporate clients and their 307,000 employees. PeoplesChoice awarded this case to two large national insurance companies that have historically been writing LCOA business. The general agents ("GA") awarded the cases by the insurance carriers have agreed to include LCOA products on all future employer group presentations external to this case. All pre-enrollment communications were mailed in August, with enrollment presentations currently being made at the employer groups. The Company expects revenues from this case to first be realized in the March 2003 quarter.

PeoplesChoice second AOR is from a United Food and Commercial Workers Union Local (the "Local"). This Local has approximately 8,000 union members in 16 corporations, which in total have approximately 100,000 employees. The Local's president has approved the offering of PeoplesChoice voluntary benefits portfolio to non-union employees in addition to union employees and is assisting PeoplesChoice in obtaining AORs from each employer group to allow for the presentation of the voluntary benefits portfolio to non-union employees. Through August 2002, PeoplesChoice has received approval to offer the voluntary benefits at one of the companies, with approximately 5,000 employees, 1,200 of them non-union. Enrollments of the employer groups will begin October 2002. The Company expects revenues from this case to first be realized in the March 2003 quarter.

The president of the Local has also introduced the PeoplesChoice concept to several other union presidents representing approximately 270,000 union members. As of August 2002, PeoplesChoice is attempting to secure AOR letters from each of the local presidents.

LegalIQ. Legal IQ is a private label legal product recently developed by Insurance IQ.com, an unaffiliated company. The initial phase of the program, which is the solicitation and recruiting of agents to sell LegalIQ, has generated over 10,000 agent responses, with 1,200 of the agents, or 12%, being contracted to represent LegalIQ. The recruiting process will continue through June 2003. The Company will receive membership fees for all Legal IQ business written and will pay commissions to Insurance IQ.com. Through August 2002, 60 corporations have expressed interest in having LegalIQ be implemented as an employee benefit. LegalIQ is contacting each employer group to set up enrollments. Although the Company has received revenue from LegalIQ during the September 2002 quarter, the revenue stream is expected to increase by the March 2003 quarter.

General Agency Agreement. In September 2002, the Company completed negotiations and signed an agreement with a large national General Agent, subsidiary to a national insurance company. The agreement covers (1) the GA contacting LCOA corporate clients to process re-enrollments and introduce them to other voluntary benefits through PeoplesChoice and (2) adding Legal Club products to their insurance carrier's line of voluntary benefit products. The GA has 1,000 captured agents and approximately 14,000 corporate clients. The Company will receive override commissions on all insurance premiums written through PeoplesChoice, as well as membership fees on all Legal Club products sold through the GA. Training for these programs began the second week of September 2002. The GA has been awarded 300 of Legal Club's corporate clients, whose enrollments have declined in the past year, to contact them on LCOA's behalf for re-enrollments. The GA was also awarded, through PeoplesChoice, a geographic area of the human resources outsourcing company discussed above, and in September began making presentations to employer groups to start enrolling LCOA and its PeoplesChoice voluntary benefit platform.

              Cost Savings Initiatives

In addition to the new marketing programs that the Company implemented during fiscal 2002, as discussed above, the Company also continued to focus on reducing its cost of operations and initiated efforts to restructure its liabilities. The Company reduced its operating expenses 33.4% during fiscal year 2002 and was successful in restructuring a payable and the commissions due on the Series B preferred stock, recognizing non-operating income aggregating $262,000. During fiscal 2003, the Company plans to continue its endeavors to enhance its financial position and plans to continue its efforts to restructure its balance sheet, including the issuance of options to purchase common stock to executive officers of the Company, in lieu of compensation voluntarily deferred by such executives during fiscal 2000, 2001 and 2002.

              Gateway Litigation

ECC was formed for the purpose of selling computers to employees at the worksite, using payroll deduction as the payment method. During its fiscal year ended June 30, 2000, the Company entered into agreements with Gateway, Inc. ("Gateway") in connection with this program to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. The Company began delivering the computers to employees utilizing this methodology in October 2000. In February 2001, Gateway ended its relationship with the Company and the Company was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. On August 7, 2002, the U.S. District Court denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway for breach of contract. The action will now proceed against Gateway for breach of contract. On September 19, 2002, Gateway and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company is in the process of preparing its response. See Item 3., Legal Proceedings.

Business Segments

         LCOA

              General

LCOA operates a national legal referral service that provides its members referrals to a network of over 20,000 attorneys located throughout the United States, Puerto Rico, and the US Virgin Islands, who have contracted to provide both individuals and small business owners with a variety of free or deeply discounted legal services. Since its inception in 1998, the Company has established a variety of legal plans (the "Plans") and built a substantial internal infrastructure to administer large volume enrollments and a diversified, marketing capability to enroll individuals and small business owners on a national scale. LCOA pays commissions to its agents, screens, builds and maintains the attorney network and markets the Plans to members

Membership revenues from LCOA for the fiscal years ended June 30, 2002 and 2001 were $2,052,000 and $3,312,000, respectively. See Part II. Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations".

The Plans provide a member with referrals to attorneys who have contracted to provide referred members with free or discounted legal services ($75/hour versus the national average for a partner attorney of $246 per hour in 2001), access to LCOA's national attorney network and/or assistance in finding an attorney with a particular specialty. Participating attorneys are free to exercise their own independent professional judgment in deciding whether or not to accept any given case referred to them. Upon enrollment, a participating attorney is immediately assigned to members based upon location, requested areas of law, and spoken language. LCOA does not provide any legal services, nor does it make any payments to, or receive any payments from, the participating attorneys. LCOA also does not underwrite, or provide, insurance. As such, LCOA does not have certain limitations associated with legal insurance products. Any applicant who is able to pay for a membership is accepted. There are no complicated forms to be completed, no exclusions for pre-existing conditions, no waiting periods for access to the services and no increases in premiums for over-use. Members have immediate access to the nationwide network of participating attorneys.

Members pay LCOA a fee on an annual or monthly basis, depending on the nature of their membership. Monthly fees range from $0.10 to $24.95, depending on the type of membership. Discounted rates are offered to large groups or associations that pay for their members to have a membership in the LCOA plans, as well as to direct marketing companies that may resell LCOA products under private label arrangements. Group discounts are also provided to employers that purchase the LCOA plans on behalf of their employees. Membership in the Plans does not entitle members to any specific benefits other than complete access to the participating attorneys for discounted or free services. As of June 30, 2002, there were approximately 243,000 active members. The bulk of these memberships are attributed to large affinity programs for which LCOA receives substantially less than the published annual membership rate.

Attorney Selection Process. LCOA personnel screen attorneys prior to acceptance in the LCOA network. The attorneys must also agree to provide specified levels of service, offer discounts to LCOA's members, and perform some routine legal services without charge. To ensure that the attorney participating in the LCOA Plans meet and maintain LCOA's qualification standards, LCOA has implemented an attorney selection and evaluation process. Participating attorneys may establish their own screening policies that may in some instances limit usage. All attorneys must have a Martindale-Hubbell law directory ethical standard of "V" (very high), and either an "A" (very high to preeminent) or "B" (high to very high) legal ability rating if listed in this resource. Each attorney must maintain an active license to practice law in the state in which he or she practices, maintain good standing in his or her respective bar association or licensing department, maintain professional liability insurance of at least $100,000 per occurrence / $300,000 aggregate, and provide quarterly updates of his or her personal practice information. On a quarterly basis, LCOA requests and receives disciplinary history reports from the bar associations of every state on each participating attorney in the network. LCOA also perform anonymous professionalism testing of the attorneys in the LCOA network to ensure that they are providing services that meet LCOA standards. In an effort to ensure that LCOA matches an appropriate and qualified attorney to each member, LCOA categorizes the attorneys based on geographic location, substantive practice area, and foreign language skills. If the needs of our members change or they are dissatisfied with the attorney we have recommended to them, they are permitted to change attorneys as often as they desire.

The Company or LCOA receive no portion of the fees members pay to attorneys and, LCOA or the Company pay no fees to the enrolled attorneys.

              Services

LCOA has developed services to provide consumers access to affordable legal services. LCOA uses the worksite market as its primary distribution system for its LCOA voluntary benefit Plans. The following are descriptions of the Plans currently marketed.

Individual/Family Legal Plan. For a payment of up to $144 per year, the Individual Legal Plan member receives referrals to attorneys who have agreed to provide seven free services, including unlimited phone conversations, attorney review of certain legal documents (six page maximum) and preparation of simple wills. The individual also receives a deeply discounted flat fee schedule from the participating attorneys for the most commonly used legal services such as traffic defense ($89), Chapter 7 bankruptcy ($250), simple divorce ($210) and real estate closings ($175). More importantly, the member receives an extremely low hourly rate of just $75 for in or out of court legal representation, as well as discounted contingency fees. This rate represents a substantial savings when compared to the national average of $246 per hour for partner attorneys and $151 per hour for associates. The Individual Legal Plan covers the enrollee, his or her spouse and any dependents age 23 or younger.

Small Business Legal Plan. For a payment of up to $299 per year, a small business owner receives referrals to lawyers who have agreed to provide a number of free services including ten initial collection letters per month, thirty-minute face-to-face consultations for all new legal matters and review of up to five 10-page documents each month. The cost of all other services are at a low hourly rate of $89 for out of court representation and $109 for in court representation. There is also a discount on all contingency-based legal matters.

              Marketing

LCOA markets its Plans through a combination of worksite enrollments, direct marketing, affinity marketing and Internet marketing. The Company enters into marketing agreements with large national insurance companies, many with worksite marketing divisions. These insurance companies offer the LCOA Plans as their exclusive legal services benefits. These carriers market benefit plans to individuals and companies nationally, but may not have a legal services plan in their portfolio of products. By forming alliances with, and paying commissions to them, LCOA can benefit from their existing relationships and marketing channels. Essentially, the sales forces of these entities have an added benefit that they can offer, LCOA's Plans, as an additional benefit with their portfolio of employee benefit options. LCOA believes that a legal services program is an attractive benefit option offered by employers and is consistent with the growing national trend towards voluntary benefit plans such as supplemental life, health, vision and dental coverage. Typically, the Plan members make monthly payments through automatic payroll deductions. LCOA does not pay any compensation pursuant to these agreements other than commissions to certain agents or companies when they sell LCOA services to an employer group or through other marketing channels.

In several cases, LCOA enrolls employees / members through the PassivePlus(TM) Enrollment Process. Under this method, employees or members of an organization are enrolled in LCOA for a free 90-day trial. Upon the expiration of the free trial period, the member may cancel his or her membership at no cost. If the member does not cancel his or her membership, it automatically renews and is paid through automatic payroll deductions. LCOA has also started selling employer paid products that require 100% employee / member participation to obtain a deeply discounted monthly membership fee from LCOA.

Direct marketing companies buy products and services from LCOA and then offer them through direct marketing campaigns or as an addition to other products solicitation. These programs can be private-labeled by the direct marketing companies, but are administered and serviced by LCOA. The Company has developed marketing relationships with direct marketing organizations, that enable LCOA to increase its market penetration by offering its plans to large numbers of credit card and bank customers in their member databases. During fiscal year 2002, direct marketing business decreased substantially because the merchant services industry has been negatively impacted by new, more stringent regulations. The Company will continue its efforts to build relationships with direct marketing organizations, when able.

Affinity marketing companies purchase LCOA products to include as an "add-on" benefit with the products or services being offered by these organizations to its members. These programs, which augment the Company's product distribution channels, are administered and serviced by LCOA. Marketing relationships have been developed with various national affinity marketing organizations.

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

              Competition

The market for the LCOA's legal products and services is evolving and growing rapidly. Due to the country's economic climate, competition has not increased significantly as fewer companies are able to sustain the financial burden of creating and maintaining a national attorney network and regulatory compliance. Also, there are significant barriers to entry to the legal referral services market.

The main barrier to entry is the development and maintenance of a nationwide attorney network. Newcomers to the legal program market will either have to create their own national proprietary network of attorneys, which is expensive to build and maintain, or they will be required to lease the same network all the other competitors use. The majority of the 50 States provide a number of different regulatory classifications for legal programs. The process of receiving state approval prior to marketing in that State is both costly and time consuming. Further, LCOA believes that the principal competitive factors for companies seeking to enter the industry are brand recognition, ease of use and accessibility, range of services, price, quality and reliability of services and strength of marketing and distribution channels. The Company is also the only company in the country that has not been designated as legal expense insurer in any of the 50 States. Most of the competition entering the legal programs market have their product classified as insurance and as such must adhere to insurance regulations in the states the companies wish to do business. This process makes it difficult to enter market segments because complying with such regulations is both an administratively difficult and expensive task. The Company believes it competes favorably in these areas.

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

LCOA's primary legal referral services competitors are insurance and member plans, which include Pre-Paid Legal Services, Inc., the Hyatt Legal Plans (a MetLife company), Omni-Law, and the ARAG plans (formerly known as Midwest Legal Plans), among others. LCOA believes it competes favorably with Pre-Paid because our services are not insurance products and thus not subject to insurance regulation. Further, Pre-Paid is multi level marketed and has a strict plan construction whereas the LCOA Plans are marketed in a variety of ways and can be customized for each group's needs. See "Regulation" below.

The Hyatt and ARAG plans cover limited services for a limited number of hours of service. The employee is responsible for paying for any additional time expended at the attorney's regular hourly rates. Law Phone offers two programs; one provides unlimited telephone consultations for a fee of $10.00 per month. The second program is a legal insurance plan similar in scope to the Hyatt and ARAG program. Limited in-person visitation and additional discounted visits are also covered. The Signature Legal Plan is also an insurance product with coverage that varies from state to state.

While LCOA competes with the various types of legal service providers, LCOA feels that its service presents a number of important competitive advantages to a potential member. There are no restrictions regarding eligibility and no waiting period for access to the services. Once a member, there are no limitations on usage or exclusions based on pre-existing conditions, and no increase in the membership fees as a result of a high volume of usage of the services by the member. Since LCOA does not reimburse or indemnify members for their legal services, has no financial relationship with the participating attorneys, and because revenues are based on initial and continuing membership fees, increased usage by the members does not reduce LCOA's revenues or profits. Also, by limiting its role to providing referral services, LCOA believes that it materially reduces its exposure to any liabilities that may arise from or as a result of services provided by participating attorneys. The company requires all participating attorneys to maintain liability insurance for the benefit of its members and also requires the attorneys to agree to indemnify the Company for any actions arising from their rendering of legal services to LCOA Plan members.

         ECC

              General

ECC was developed to market computer systems and accessories as a voluntary benefit to employees at the workplace utilizing payroll deduction as the primary payment method. ECC utilized the Company's distribution network of independent agents and brokers to market computer systems to the estimated 48% of American households without this technology at that time. During the fiscal year ended June 30, 2001, ECC sold approximately 1,700 personal computer systems to employees at the worksite through payroll deduction. Under ECC's arrangement with Gateway, employees were credit scored, and those who met creditworthiness criteria were able to purchase a personal computer and pay for it through payroll deductions over the term of the agreement, usually three years.

In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. See Gateway Litigation under "Recent Developments" and Item 3., Legal Proceedings.

ECC generated gross revenues from the sales of computers of $2,580,000, for the fiscal year ended June 30, 2001. See Part II. Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations".

In an effort to restart a program to sell personal computers at the worksites, in September 2001, ECC entered into an agreement with a brand name computer manufacturer, MicronPC, to sell, as an authorized agent, their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by the computer manufacturer would finance the employee's computer purchase by underwriting and extending consumer credit directly to the employee, as opposed to ECC's prior payroll deduction program. To date this marketing program has generated no sales, and there can be no assurance that this new arrangement will be successful in the future. Management will continue to seek financial institutions willing to issue credit to consumers and accept payment through payroll deduction. Without this vehicle, management would have to reconsider the Company's ability to market personal computers in the workplace.

              Services

ECC provided its customers with affordable, state of the art personal computer systems to be paid through payroll deduction, as a voluntary benefit. ECC offered two types of desktop personal computer systems that came complete with monitor, keyboard, speakers, mouse and 24/7 technical support. The lower-price personal computer systems provided a 1-year parts and services warranty. The high-end systems provided 1-year on-site support, a 3-years parts and labor warranty and free unlimited Internet access for one year.

              Marketing

ECC marketed its Gateway payroll deduction program through LCOA's distribution network of agents and brokers as well as trade shows and advertising directed to corporate human resources departments. These agents and brokers were trained by the Company's marketing management and subsequently approach their corporate clients with the Einstein concept. ECC paid commissions based upon each computer sold through these agents and brokers.

              Competition

The competition for personal computer products and services market share is intense, with many large, brand name companies vying for the consumer's computer dollars. In the market segment that ECC has identified as its target market - the worksite - several better capitalized companies such as PeoplePC and others have been selling employer subsidized personal computers to employees. ECC believes that its relationship with its distribution network is relatively unique to this market segment. However, success in the worksite market may bring better-financed competitors and manufacturers into direct competition with ECC for its distribution system, as well as directly to the employers. Many of the current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, marketing and other resources than the Company. Such competitors may be able to devote greater resources to the development, promotion and sale of products and services.

         PeoplesChoice

              General

During the June 2002 quarter, PeoplesChoice began to broker business to its insurance partners by securing AORs with employers that wish to provide voluntary benefit portfolios to their employees. PeoplesChoice is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes. PeoplesChoice, a licensed insurance agency, will receive override commissions for all insurance products written in the workplace where it is the agent of record and LCOA's Plans will also be part of all such voluntary benefit portfolios. Enrollment presentations at the worksites began in September 2002. See PeoplesChoice under "Recent Developments".

Trademarks

The Company maintains numerous trademark registrations with the United States Patent and Trademark Office, including the names of Legal Club of America(TM), Einstein(TM) and PeoplesChoice(TM), as well as various logos and service marks.

Regulations

Since LCOA does not practice law, provide legal advice or provide any form of legal services to its members, LCOA does not believe that it falls under the purview of regulations governing attorneys. There is no fee sharing of any kind between LCOA and the referral attorneys and there is no financial relationship between LCOA and its participating attorneys. Attorneys participate in the program voluntarily, exercise their own independent professional judgment when seeing members and reviewing their cases, and remain bound by their State's professional code of ethics and attorney regulations. In 1994 and 1995, the predecessor Company received opinions from many State Bar Associations and attorneys, which concur with the Company's position that attorney regulations do not apply to LCOA's Plans. LCOA requires participating attorneys to comply with applicable regulations and ethical codes and it performs monitoring procedures to seek to ensure compliance.

From 1996 through 1998 the Company or its predecessor filed all quarterly reports as required under Rule 4-7.8 of the Rules Regulating the Florida Bar. In early 1999, The Florida Bar removed the Company from its list of private lawyer referral services at the urging of the Florida Department of Insurance. The Florida Bar issued an opinion to the Company that the Company's LCOA Plans do not fall under the Rules Regulating the Florida Bar and such informative filings are not required.

         Insurance Regulation

The Company does not believe that insurance regulations are applicable to its LCOA operations. In 1994 and 1995, a predecessor Company received opinion letters from numerous State Departments of Insurance concurring with this belief since the Company does not reimburse or indemnify its members for any legal expenses incurred. On occasion, a State may re-review the programs to be sure that the Plans' operations have not changed.

In 1994, a predecessor company received an opinion letter from the Oregon Insurance Department that its programs did not fall under the regulations of its department. In 2000, at the urging of the Florida Department of Insurance, the Oregon Insurance Division of the Department of Consumer and Business Services ("OID") conducted a re-review of LCOA's Plans. In July 2002, the Oregon Court of Appeals determined that while LCOA is not selling insurance and is not a legal expense insurer, that its legal programs still required registration within the OID. LCOA is in the process of complying with such requirements. The Plans do not need to change their current operations. The registration requirements are administrative only.

The Company is not aware of any other states that are reviewing or re-reviewing the Company's Plans regulations at this time.

Forward Looking Statements

This Annual Report on Form 10-KSB contains a number of forward-looking statements, including, without limitation, statements referring to the Company's goal to achieve revenue growth, continue to reduce its operating costs, continue its restructuring activities and plans to introduce new initiatives and processes.

Except for historical information contained herein, the matters discussed in this report containing forward-looking statements fall within the meaning of
Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. Forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward looking statements can generally be identified by the use of words such as "anticipate", "believe", "expect", "intend", "may", "plan", or similar words or phrases. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to differ from any future results or performance expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth in Part II. Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Forward Looking Statements".

Employees

The Company has a total of 22 full time employees. They are assigned as follows:
3 are in management, 5 are in sales and marketing, and 14 are in operations. None of the employees belong to a union. We believe that our employee relationships are excellent.


Item 2.  Description of Property
         -----------------------

In September 2001, the Company executed a new lease agreement, as amended February 2002, for a term of five years and moved to its new corporate headquarters at 8551 W. Sunrise Blvd., Suite 105, Plantation, FL 33322. The Company currently occupies approximately 5,858 square feet of office space at an annual base rent of $159,000, including common area expenses and sales tax, escalating approximately 4.4% per year during the term of the lease. During the year ended June 30, 2002, the Company closed its two regional sales offices located in Chicago and New York.


Item 3.  Legal Proceedings
         -----------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company and was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with Einstein. On January 15, 2002, the U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. On or before February 11, 2002, ECC filed its second amended complaint. Gateway renewed its motion to dismiss the Company's complaint and the briefing on this matter was completed. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company is in the process of preparing its response.

On July 1, 2002, Legal Club of America Corporation, Legal Club Financial Corp, Legalclub.com, Inc., and Einstein Computer Corp. filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges breach of employment agreement against both Mr. Krouse and Mr. Samach as well as breach of contract against National Accident Insurance Consultants, Inc. It also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, Judge Andrews, presiding over the proceedings, granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Judge's directives. The Company will amend its complaint and re-file it within the 20-day time period as set forth by the Court. The parties have begun discovery in the matter.

In 1997, a predecessor company received a letter from the Florida Department of Insurance ("FDOI") stating that the predecessor company should be regulated as a legal expense insurer despite the FDOI's 1994 findings that the predecessor company was not such an insurer. The Company contested this change of the FDOI's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) the Company, as currently conducting business, is not subject to regulation by the FDOI as a legal expense insurer and (2) even if the FDOI found that it was a legal expense insurer, that the Company would be exempt from any regulation due to the fact that it is a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Not withstanding, the FDOI rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer. The Company appealed this ruling, and a three-judge panel for the First District Court of Appeals ("FDCA") heard this appeal in March 2001. On September 26, 2001 a decision was rendered by the FDCA in which the FDCA found in the Company's favor, and against the FDOI. On October 11, 2001, the FDOI filed a motion for rehearing en banc or in the alternative a motion for rehearing with the FDCA. On November 8, 2001, the Company filed its response to this motion urging FDCA to deny the FDOI's request. On November 21, 2001, the FDCA issued an order denying the FDOI motion for rehearing or rehearing en banc and issued a mandate for the FDOI to issue a final order consistent with its opinion. On January 11, 2002, the FDOI issued a final order declaring that Legal Club of America is not selling legal expense insurance and is not subject to regulation by the FDOI. On May 1, 2002, the Company filed a motion with the Administrative Law Judge to recover a portion of its attorney fees as per the agreement reached between the Company and the FDOI. In June 2002, the Company received from the FDOI reimbursement for certain costs incurred.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to the vote of security holders of the Company during the quarter ended June 30, 2002.

PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

Market Price of Common Stock. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol LEGL. The following table shows, for the periods indicated, the bid quotations per share as reported on the NASD OTC Bulletin Board.

                                                        Bid Prices
                                                    ------------------
                           Period                    High        Low
              --------------------------------      ------      ------

              Quarter Ended June 30, 2002           $ 0.10      $ 0.03

              Quarter Ended March 31, 2002            0.10        0.02

              Quarter Ended December 31, 2001         0.10        0.05

              Quarter Ended September 30, 2001        0.16        0.06

              Quarter Ended June 30, 2001             0.24        0.12

              Quarter Ended March 31, 2001            0.44        0.20

              Quarter Ended December 31, 2000         0.41        0.20

              Quarter Ended September 30, 2000        0.94        0.27

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. At September 26, 2002, the closing price of the Company's closing price $0.06.

As of August 31, 2002, there were 428 holders of record of the Company's common stock and 24,518,668 shares issued and outstanding. As of the same date, there ware 16,667 shares outstanding of the Company's Series A Preferred Stock held by one entity and 2,160 shares outstanding of the Company's Series B Preferred Stock held by 11 holders. Certain shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

Of the 24,518,668 shares of outstanding common stock, 16,617,247 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. The holders of the Company's restricted securities became eligible to sell under Rule 144 on May 2, 2000. Sales of eligible registered securities have had a substantial adverse effect on the market price of the Company's securities.

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


Recent Sales of Unregistered Securities

Common Stock. During the year ended June 30, 2002, the Company issued 1,500,000 shares of common stock for $150,000, or $0.10 per share, in a private placement to an accredited investor, and 555,000 shares of common stock were issued at $0.1857 per share for a value of $103,000 through a capital markets investment company. The Company also issued 250,000 shares of common stock to accredited investors. These shares were issued as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the Einstein personal computer program. The value assigned to the shares of common stock issued was $25,000, or $0.10 per share. These securities were issued to private and institutional investors in reliance on Rule 506 of rules and regulations promulgated under the Securities Act of 1933, as amended.

Convertible Debt. During the December 2001 quarter, the Company's outstanding Convertible Notes dated September 2000 in the aggregate principal amount of $192,000 and having a stated interest rate of 25%, were modified. The amended Convertible Notes bear interest at 12% and the maturity of the Notes was extended to December 31, 2002, from September 30, 2001. As part of the modification, among other things, the note holders were issued shares of the Company's common stock for no additional consideration. The value assigned to the 368,074 shares of common stock issued was $37,000, or $0.10 per share. At maturity, each note holder will have the option to convert the outstanding balance of the principal and interest, into shares of the Company's common stock at $0.25 per share. These securities were issued to private investors in reliance on Rule 506 of rules and regulations promulgated under the Securities Act of 1933, as amended.

Series B Convertible Preferred Stock. During the year ended June 30, 2002, a holder of 10,000 shares of Series B Convertible Preferred Stock ("Series B Stock") exercised the option to convert the shares to common stock. The Series B Stock was converted into 1,000,000 shares of common stock at a conversion price of $2.50 per share. The Series B Stock was sold during fiscal year 2000 to private and institutional investors in reliance on Rule 506 of rules and regulations promulgated under the Securities Act of 1933, as amended.

Warrants. As of June 30, 2002, immediately exercisable warrants to purchase 3,038,400 of the Company's common stock were outstanding. Following are some of the terms of warrants granted during fiscal year 2002:

The Company issued warrants to purchase 6,025,000 shares of common stock, of which 5,500,000 are contingently issuable, at exercise prices varying from $0.01 to $0.10 per share, with contractual lives of five to ten years. These warrants were issued to non-employee investors and marketing partners as part of their investment consideration. The exercise prices were arrived at through arms-length negotiations with the warrant holders.

On May 28, 2002, the Company signed an agreement with a business partner whereby Agent of Record letters would be obtained by the business partner on behalf of PeoplesChoice. For each $100,000 of insurance premium written from such referrals, the Company will issue the business partner warrants to purchase 22,000 shares of common stock at $0.01 per share. The issuance of the warrants will be capped once the insurance premium level reaches $25,000,000, or 5,500,000 warrants, and their issuance is contingent on performance under the agreement. The warrants shall have a term not to exceed ten years from date of issuance. The value assigned to the 5,500,000 warrants that are contingently issuable was $494,000, the fair market value of the Company's common stock on the date the agreement was signed.

During the quarter ended March 31, 2002, the Company restructured commissions payable on its Series B preferred stock totaling $194,000. As part of the restructure, the Company issued the note holder warrants to purchase 300,000 shares of the common stock, at $0.04 per share. The warrants have a contractual life of five years and were issued with an exercise price at the fair value of the Company's common stock.

In January 2002, the Company issued warrants to purchase 225,000 shares of common stock at $0.10 per share. The warrants have a contractual life of five years and were issued with an exercise price at the fair value of the Company's common stock.

Holders of the warrants have "piggyback" registration rights in which they are entitled to include their shares in certain registration statements the Company may file.

Sales of unregistered securities during the years ended June 30, 2001 and 2000 are incorporated herein by reference to the Company's Form 10-KSB for the year ended June 30, 2001, filed with the Securities and Exchange Commission on October 9, 2001.


Equity Compensation Plan

----------------------------------------------------------------------------------------------
                            Number of Shares of
                             Common Stock to be      Weighted Average       Number of Options
                            Issued Upon Exercise     Exercise Price of     Remaining Available
      Plan Category            of Outstanding       Outstanding Options    for Future Issuance
                                   Options                                    under the Plan
----------------------------------------------------------------------------------------------
Stock Option Plan
approved by shareholders        1,116,754(1)               $1.00                 883,246
----------------------------------------------------------------------------------------------

--------------------
(1) At June 30, 2002, there were 651,754 exercisable stock options under the Plan, with a weighted average price of $1.39.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Sources of Revenue and Related Costs
------------------------------------

The Company`s principal source of revenue is from LCOA legal plans' membership fees. LCOA markets its products to employees at the worksite, through its insurance carrier partners and their contracted insurance agents. LCOA also markets its legal plans through affinity groups and direct marketing companies. Members pay LCOA the membership fee on a monthly or annual basis, depending on the nature of the membership. Monthly fees range from $0.10 to $24.95, depending on the type of membership. Discounted rates are offered to large groups or associations that pay for their members to have a membership in the LCOA plans, as well as to direct marketing companies that may resell LCOA products under private label arrangements. Group discounts are also provided to employers that purchase the LCOA plans on behalf of their employees. Memberships in LCOA legal plans are offered to employers as a voluntary benefit for employees at their workplace using payroll withholding as the primary payment method. Membership fees from affinity groups and direct marketing companies are paid on a per-member, per-month basis. Membership fees are recognized in income ratably over the related service period in accordance with the membership terms, normally one year. Over 95% of membership fees are paid on a monthly basis.

The Company distributes its LCOA products through a network of independent insurance agents and brokers. LCOA's commission program offers agents and brokers commissions on the sales of its products. LCOA pays commissions to the agents and brokers, based on the monthly payments received.

Revenue from ECC's computer system sales made during the year ended June 30, 2001, was recognized upon shipment of the product to the customer. Related cost of sales was recognized based on the number of units shipped during the period. ECC utilized the Company's network of independent insurance agents and brokers to offer the personal computer program to employers as a voluntary benefit to employees at their workplace. Commissions were paid to the agents and brokers based on a fixed amount per unit sold.

Recent Events
-------------

During the year ended June 30, 2002, the Company continued developing marketing and sales initiatives to increase LCOA revenues. The Company's efforts to increase its direct marketing revenue have been negatively impacted by new, more stringent regulations covering the merchant services industry. The Company will continue to strive to negotiate new direct marketing contracts, when possible. In January 2002, management made a commitment to return the Company to its core business - providing LCOA plans through the worksite, its major market segment. The Company has re-focused its marketing efforts to increase the penetration of its LCOA products at the worksites and expand its services by providing employer groups with voluntary benefits portfolios.

     New Marketing Initiatives

PeoplesChoice(TM). During the June 2002 quarter, Legal Club Financial Corp. ("LCF") d/b/a PeoplesChoice, a wholly owned subsidiary of the Company, began to broker business to its insurance partners by securing agent of record letters ("AOR") with employers that wish to provide voluntary benefit portfolios to their employees. The AOR letters provide the Company exclusive access to employers that want to provide their employees with voluntary benefits, including LCOA products.

PeoplesChoice, a licensed insurance agency, will receive override commissions for all insurance products written in the workplace where it is the agent of record, adding commissions as a new source of revenue for the Company. LCOA's legal plans will also be part of all voluntary benefit portfolios offered by PeoplesChoice. PeoplesChoice will receive, on the average, commissions of approximately 17.5% on premiums written and 70% of LCOA's legal plans written. PeoplesChoice is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes.

To date, PeoplesChoice has obtained two AOR letters. Its first AOR is from a national human resources outsourcing corporation interested in providing a complete voluntary benefits platform to its 750 corporate clients and their 307,000 employees. PeoplesChoice awarded this case to two large national insurance companies that have historically been writing LCOA business. The general agents ("GA") awarded the cases by the insurance carriers have agreed to include LCOA products on all future employer group presentations external to this case. All pre-enrollment communications were mailed in August, with enrollment presentations currently being made at the employer groups. The Company expects revenues from this case to first be realized in the March 2003 quarter.

PeoplesChoice second AOR is from a United Food and Commercial Workers Union Local (the "Local"). This Local has approximately 8,000 union members in 16 corporations, which in total have approximately 100,000 employees. The Local's president has approved the offering of PeoplesChoice voluntary benefits portfolio to non-union employees in addition to union employees and is assisting PeoplesChoice in obtaining AORs from each employer group to allow for the presentation of the voluntary benefits portfolio to non-union employees. Through August 2002, PeoplesChoice has received approval to offer the voluntary benefits at one of the companies, with approximately 5,000 employees, 1,200 of them non-union. Enrollments of the employer groups will begin October 2002. The Company expects revenues from this case to first be realized in the March 2003 quarter.

The president of the Local has also introduced the PeoplesChoice concept to several other union presidents representing approximately 270,000 union members. As of August 2002, PeoplesChoice is attempting to secure AOR letters from each of the local presidents.

LegalIQ. Legal IQ is a private label legal product recently developed by Insurance IQ.com, an unaffiliated company. The initial phase of the program, which is the solicitation and recruiting of agents to sell LegalIQ, has generated over 10,000 agent responses, with 1,200 of the agents, or 12%, being contracted to represent LegalIQ. The recruiting process will continue through June 2003. The Company will receive membership fees for all Legal IQ business written and will pay commissions to Insurance IQ.com. Through August 2002, 60 corporations have expressed interest in having LegalIQ be implemented as an employee benefit. LegalIQ is contacting each employer group to set up enrollments. Although the Company has received revenue from LegalIQ during the September 2002 quarter, the revenue stream is expected to increase by the March 2003 quarter.

General Agency Agreement. In September 2002, the Company completed negotiations and signed an agreement with a large national General Agent, subsidiary to a national insurance company. The agreement covers (1) the GA contacting LCOA corporate clients to process re-enrollments and introduce them to other voluntary benefits through PeoplesChoice and (2) adding LCOA products to their insurance carrier's line of voluntary benefit products. The GA has 1,000 captured agents and approximately 14,000 corporate clients. The Company will receive override commissions on all insurance premiums written through PeoplesChoice, as well as membership fees on all LCOA products sold through the GA. Training for these programs began the second week of September 2002. The GA has been awarded 300 of LCOA's corporate clients, whose enrollments have declined in the past year, to contact them on LCOA's behalf for re-enrollments. The GA was also awarded, through PeoplesChoice, a geographic area of the human resources outsourcing company discussed above, and in September 2002, began making presentations to employer groups to start enrolling LCOA and its PeoplesChoice voluntary benefit platform.

     LCOA Worksites

During the December 2001 quarter the Company increased its worksite client base by adding ten national employer groups with over 2,000 employees each. Revenue from these enrollments started to be recognized during the latter part of the June 2002 quarter. Since January 2002, the Company has added five additional national employer groups with over 2,000 employees each. Enrollments from these companies were either processed during the June quarter or are currently being processed. The Company expects that the revenue from the March quarter enrollments will begin to be realized by the Company in the September 2002 quarter and the June quarter enrollments will begin to be realized in the March

2003 quarter. During the June 2002 quarter, LCOA's sales staff has also initiated a re-enrollment campaign, primarily with small to mid-size Florida based companies, and has already scheduled ten re-enrollments through November 2002

     Cost Savings Initiatives

In addition to the new marketing programs that the Company implemented during fiscal 2002, as discussed above, the Company also continued to focus on reducing its cost of operations and initiated efforts to restructure its liabilities. The Company reduced its operating expenses 33.4% during fiscal year 2002 and was successful in restructuring a payable and the commissions due on the Series B preferred stock, recognizing non-operating income aggregating $262,000. During fiscal 2003, the Company plans to continue its endeavors to enhance its financial position and plans to continue its efforts to restructure its balance sheet, including the issuance of options to purchase common stock to executive officers of the Company in lieu of compensation voluntarily deferred by such executives during fiscal 2000, 2001 and 2002.

     Gateway Litigation

ECC was formed for the purpose of selling computers to employees at the worksite, using payroll deduction as the payment method. During its fiscal year ended June 30, 2000, the Company entered into agreements with Gateway, Inc. ("Gateway") in connection with this program to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. The Company began delivering the computers to employees utilizing this methodology in October 2000. In February 2001, Gateway ended its relationship with the Company and the Company was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. On August 7, 2002, the U.S. District Court denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway for breach of contract. The action will now proceed against Gateway for breach of contract. On September 19, 2002, Gateway and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company is in the process of preparing its response. See Item 3., Legal Proceedings.


Results of Operations

Years Ended June 30, 2002 and 2001

The following table sets forth the results of operations for the years ended June 30, 2002 and 2001, which are discussed in more detail below:

                                                                   Change        Change
                                  2002             2001            Amount      Percentage
                              -----------      -----------      -----------
Revenues
  LCOA membership fees        $ 2,052,000      $ 3,312,000      $(1,260,000)     (38.0)
  ECC PC sales                     54,000        2,580,000       (2,526,000)     (97.9)
                              -----------      -----------      -----------
Total revenues                  2,106,000        5,892,000       (3,786,000)     (64.3)
Operating income (loss)        (1,618,000)      (1,949,000)         331,000       17.0
Non operating income (loss)       298,000         (153,000)         451,000      294.8
                              -----------      -----------      -----------
  Net income (loss)           $(1,320,000)     $(2,102,000)     $   782,000       37.2
                              ===========      ===========      ===========

  Earnings (loss) per share
    Basic and fully diluted   $     (0.06)     $     (0.11)     $      0.05       45.5
                              ===========      ===========      ===========

For the year ended June 30, 2002, the Company's operating loss decreased $331,000, or 17%, compared with 2001, primarily as a result of a $4,117,000, or 52.5%, reduction in its operating expenses during the current fiscal year. The decline in the Company's net loss of $782,000, or 37.2%, during fiscal 2002, was attributable to non-recurring non-operating gains and income recorded in the March and June quarters, as well as the reduction in operating expenses.

Revenue decreased $3,786,000, or 64.3%, to $2,106,000 in fiscal year 2002 compared with $5,892,000 in 2001. The reduction in sales of personal computers by ECC contributed $2,526,000, or 66.7%, to the decline in revenue. LCOA revenue decreased $1,260,00 or 38.0%, in fiscal year 2002 compared to the prior year. This decrease was principally the result of lower direct marketing revenues.

The decrease in LCOA membership revenue during the year ended June 30, 2002, compared to 2001, was the result of (1) a decrease in direct marketing sales of $1,617,000, or 79.5%, to $416,000, compared with $2,033,000 in fiscal year 2001,
(2) a decrease in affinity sales of $144,000 or 49.0%, to $150,000 compared with $294,000 in fiscal year 2001, offset in part by (3) an increase in worksite sales of $501,000, or 50.9%, to $1,486,000, compared with $985,000 in the comparable period in 2001.

The growth in worksite revenue was due to LCOA's worksite initiatives, re-enrollments of current employer groups as well as from increased penetration at the worksites. Direct marketing revenues declined because the Company (1) discontinued its association with one large direct marketing company, (2) two direct marketing organizations had difficulty maintaining their merchant accounts as a result of more stringent regulations covering the merchant services industry and (3) a national direct marketing corporation, with which the Company does business, was acquired and has been restructuring its 2002 marketing strategy. As a result, LCOA business generated by this marketing corporation has been reduced significantly. Although communication with the direct marketing corporation indicates that LCOA will continue to be a part of their future marketing plans, no new direct marketing initiatives have been put in place to date.

Revenue from ECC's sales of Gateway computer systems and accessories totaled $2,580,000 for the year ended June 30, 2001, which represented approximately 1,700 units, compared with $54,000 in fiscal year 2002. ECC began sales operations in the quarter ended December 31, 2000. In February 2001, Gateway ended its relationship with the Company. See Part I, Item 3., Legal Proceedings.

Cost of sales associated with sales of personal computers amounted to $54,000 during the year ended June 30, 2002, compared with $2,330,000 during the year ended June 30, 2001, a decrease of 97.7%. Gross profit margin on sales was 14% in fiscal 2001, excluding write-off of damaged inventory items not replaced by Gateway under its agreement with the Company.

Operating expenses, excluding cost of sales, decreased $1,841,000, or 33.4%, to $3,670,000 in fiscal year 2002 compared with $5,511,000 in the comparable period in 2001. This decrease was the result of reductions in all major expense categories, principally in employee compensation and benefits costs.

Compensation and employee benefits decreased $1,020,000, or 36.0%, to $1,812,000, in fiscal year 2002, compared with $2,832,000 during the same period in 2001. This reduction consists of primarily of (1) a reduction in per employee costs and (2) bonuses amounting to $595,000 earned and accrued in 2001. As a result of management's continuing efforts to lower the per-employee operational costs associated with marketing, servicing, and administering customers, the Company reduced compensation and employee benefits by $399,000 in fiscal 2002, compared with 2001. LCOA reduced its staff approximately 37.8%, eliminating 14 full-time positions and cutting back on its use of contract labor, from levels at May 1, 2001. The Company's average number of employees during fiscal 2002 decreased 27.7 % compared with fiscal 2001.

Advertising and marketing costs were $108,000 in the current fiscal year compared with $196,000 in fiscal year 2001, a decrease of $88,000, or 44.9%. The decrease is associated with a reduction in trade magazine advertising, lower trade show participation and a decrease in public relations marketing. Management curtailed these expenditures during fiscal 2002 while it refocused its attention on increasing LCOA worksite revenue. During the March and June 2002 quarters, the Company recommenced its participation in trade shows.

Professional fees amounted to $242,000 in fiscal year 2002, compared with $407,000 in the prior fiscal year, a decrease of $165,000, or 40.5%. The decrease was attributable mainly to lower expenditures for legal services during 2002.

General and administrative expenses were $1,156,000 during fiscal 2002, a decrease of $324,000, or 21.9%, compared with $1,480,000 during the same period in 2001. This decrease was comprised principally of decreases in (1) postage expense ($131,000), (2) printing costs ($118,000), (3) fulfillment costs ($59,000), (4) agent commissions ($70,000), and (5) travel and entertainment ($84,000). These decreases were partially offset by an increase in provision for doubtful accounts ($148,000) as a result of the maturing of ECC's receivables portfolio on sales of personal computers in fiscal 2001. The reduction in postage, printing costs and fulfillment expenses were mainly attributable to the decline in direct marketing enrollments by one of the Company's direct marketing business partners for which fulfillment services were provided. Agent commissions declined as a result of lower commissions on direct marketing business ($125,000) and ECC commissions in 2001 on sales of personal computers ($56,000), partially offset by higher commissions generated on LCOA worksite sales during fiscal year 2002 as a result of increased LCOA penetration at the worksites as well as through re-enrollments of participating employer groups ($130,000).

During the year ended June 30, 2001, the Company incurred costs as part of a settlement stipulation entered into between the Company and a former officer and employee pursuant to which the Company issued 125,000 restricted shares of the Company's common stock and continued to make payments in the amount of $6,700 per month through December 15, 2001. In fiscal year 2001, the Company also issued 136,000 restricted shares of common stock in settlement of a dispute that arose relating to a 1996 asset purchase agreement.

Occupancy expenses decreased $176,000, or 50.9%, to $170,000, during the year ended June 30, 2002 from $346,000 during the comparable period in 2001. In fiscal year 2002 the Company signed a new five-year lease agreement with the same property management company that serviced the Sunrise location. Effective March 2002, the Company moved its corporate headquarters to a smaller office space, in its continuing efforts to control expenses, and has effectively reduced its lease expense by approximately 44.0% over the next five years. During fiscal 2002, the Company also closed two regional offices, contributing approximately $24,000 to the reduction in occupancy expenses.

Depreciation and amortization expenses amounted to $182,000 in fiscal year 2002, compared with $147,000 for the comparable period in 2001, an increase of $35,000, or 23.8%. This increase was attributable to the acceleration of amortization costs associated with software development costs incurred in fiscal year 2001 to develop an operating platform for ECC's computer sales, as well as a full year of amortization on these costs compared with fiscal year 2001. As a result of Gateway ending its relationship with the Company in February 2001, amortization of ECC's operating platform has been adjusted to be amortized over the average remaining term of the ECC receivables.

Non operating income (loss), net, amounted to income of $298,000 for the year ended June 30, 2002, compare with net expenses of $153,000 during the same period in 2001.

Other income includes elimination of accrued expenses to related parties, gains on debt restructured, miscellaneous income and interest income. During the June 2002 quarter, the Company eliminated $296,000 of accrued bonus for two former executives who resigned in December 2001. In accordance with the bonus plan, the Company's By-laws, and its practice regarding accrual of bonuses, executives must be employed by the Company at the time the bonus is paid. Accordingly, the former executive officers of the Company effectively forfeited their deferred bonuses as a result of their resignations. During the March 2002 quarter, the Company restructured previously recorded commissions due on its Series B Preferred Stock and recorded $174,000 of gains on the restructuring. Fiscal year 2002 also includes miscellaneous income resulting from the elimination of an $88,000 payable to a company that is no longer in business. Interest income amounted to $328,000 during the fiscal year 2002, compared with $230,000 for the comparable periods in 2001, an increase of 42.6%. This increase in interest income in fiscal 2002 was attributable to the recognition of interest for a whole year on the ECC receivables on sales of personal computers, compared with six months during fiscal 2001.

Other expense includes interest expense and loss on the disposal of property and equipment. Interest expense amounted to $571,000 for the year ended June 30, 2002 compared with $385,000 in 2001, an increase of $186,000, or 48.3%. Interest costs associated with ECC's notes payable to finance computer sales accounted for $177,000 of the increase, as a result of the recognition of interest costs for a whole year during fiscal 2002 compared with six months in 2001. Fiscal year 2002 included costs totaling $25,000 resulting from the issuance of 250,000 shares of common stock to accredited investors as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the Einstein personal computer program. The agreement with the national computer manufacturer was not consummated and the money advanced by the investors was returned. Fiscal year 2002 also included a $19,000 loss on the disposal of property and equipment as a result of the Company's move to smaller office space.


Liquidity and Capital Resources

The Company's principal sources of cash have historically been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers in fiscal year 2001.

The Company's liquidity and capital resources were negatively impacted in fiscal year 2002 as a result of the loss of direct marketing revenue because of more stringent merchant services regulations, and Gateway's ending of its relationship with ECC for sales of personal computers through the worksites. The loss of the Gateway relationship forced the Company to abandon its payroll deduction program, and the Company has not been able to obtain the same payment methodology with other vendors. As discussed in Recent Events, above, on August 7, 2002, the U.S. District Court denied Gateway's motion to dismiss ECC's second amended complaint for damages in excess of $200 million, brought against Gateway for breach of contract. The action will now proceed against Gateway for breach of contract. On September 19, 2002, Gateway and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company is in the process of preparing its response. See
Part I., Item 3., Legal Proceedings.

To curtail the loss of these liquidity sources, the Company has re-focused its marketing efforts in increasing the penetration of its LCOA products at the worksite and has started new initiatives to expand its services at worksites by providing employer groups with voluntary benefits portfolios.

Cash and cash equivalents, excluding restricted cash, was $227,000 at June 30, 2002, compared with $39,000 at June 30, 2001.

Net cash provided by operating activities was $37,000 for the year ended June 30, 2002, an improvement of $433,000, compared with a usage of $396,000 during the same period in 2001. The decrease in cash used in operations was attributable to a $ 782,000 reduction in net loss and a $500,000 increase in collections of accounts receivable, principally from ECC receivables. These funds were applied to pay down $254,000 in accounts payable and reduce its other current liabilities and accrued expenses $227,000.

Cash flows used for investing activities decreased $147,000 during the current fiscal year, to $28,000, compared to 2001. This was due to higher acquisition of software in 2001, primarily for ECC operations.

Cash flows provided by financing activities decreased $154,000 for the year ended June 30, 2002. Repayments of debt and capital leases increased $25,000, to $144,000 in 2002 compared with $119,000 in 2001. During the year ended June 30, 2002, the Company sold 555,000 shares of common stock through a capital markets investment company for $0.30 per share. Proceeds on the sales, net of commissions were $103,000, or $0.1857 per share. During the current year the Company also sold 1,500,000 shares of common stock for cash totaling $150,000, or $0.10 per share, in a private placement to an accredited investor. During fiscal year 2001, the Company issued convertible debt and common stock aggregating $385,000.

The Company is at present meeting its current obligations from its weekly cash flows. However, due to insufficient cash generated from operations, the Company currently does not have cash available to pay its previously incurred accounts payable and other liabilities. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available. There can be no assurances given that the Company's present flow of cash will be sufficient to meet future obligations; however, the Company is, from time to time, able to raise additional capital from sales of its common stock, as it did during the March and June 2002 quarters. There can be no assurances given that the Company will be able to raise additional capital. During the year, the Company also initiated efforts to restructure its liabilities and was successful in restructuring a payable and the commissions due on the Series B preferred stock issuance. Additionally, the Company eliminated from its balance sheet and future cash needs, accrued bonuses for two former executives, pursuant to their resignations. The Company plans to continue its endeavors to restructure its balance sheet in fiscal year 2003. There can be no assurance that the Company will continue to be successful in its efforts to restructure its debt. As such, if the Company is unsuccessful with its current revenue initiatives, cost savings strategies and balance sheet restructuring, the Company's ability to meet its future cash flows needs and its ability to continue as a going concern would be in jeopardy.

The Company is committed to seek opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products and Einstein personal computers. As discussed under "Recent Events", the Company instituted various initiatives during the March and June 2002 quarters to increase LCOA revenues, among them is PeoplesChoice, which will offer employer groups voluntary benefits portfolio for their employees, and an agreement with a large national General Agent that will allow for increased penetration of LCOA Plans at the worksite. Additionally, in an effort to restart a program to sell personal computers at the worksites, in September 2001, ECC entered into an agreement with a brand name computer manufacturer, MicronPC, to sell, as an authorized agent, their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by the computer manufacturer would finance the employee's computer purchase by underwriting and extending consumer credit directly to the employee, as opposed to ECC's prior payroll deduction program. To date this marketing program has generated no sales, and there can be no assurance that this new arrangement will be successful in the future. Management will continue to seek financial institutions willing to issue credit to consumers and accept payment through payroll deduction. Without this vehicle, management would have to reconsider the Company's ability to market personal computers in the workplace.

In addition to its expansion of marketing and sales initiatives, and its endeavors to restructure the balance sheet, mentioned previously, the Company has continued its cost savings initiatives during fiscal 2002, reducing its operating expenses, excluding cost of sales, 33.4%. If the Company is unsuccessful with its current marketing and sales initiatives expansion, expense reductions and balance sheet restructuring, it could have an adverse impact on the Company's future cash flows and results of operations.

For its long-term cash and liquidity needs, as market conditions allow, the Company will also explore opportunities to raise additional working capital through equity financing. In December 2001, the Company signed an agreement with a capital markets investment company for the purchase of up to 3,500,000 shares of the Company's common stock, for a period of 60 days at $0.30 per share. On January 24, 2002, the investment company sold 500,000 shares of the Company's common stock for $150,000, and on February 7, 2002 it sold an additional 55,000 shares for $16,500. In June 2002, the Company also sold 1,500,000 shares of common stock for cash totaling $150,000, or $0.10 per share, to an accredited investor. However, there can be no assurance that the Company will be able to obtain additional equity financing in the future on terms acceptable to the Company, or at all. Failure to obtain such capital could have an adverse impact on the Company's future cash flows and results of operations.

Although the Company has received working capital loans from related parties, there is no assurance that affiliated parties would be willing to make such loans in the future. The Company's Chairman of the Board and Chief Executive Officer, as well as a previous executive officer of the Company, have subscription agreements aggregating $396,000. These subscription agreements, which are dated December 1997, and the related accrued interest, at annual rate of 6%, have been recorded by the Company in equity. The Company does not expect the subscriptions receivable to be paid in the near future, although the CEO has indicated the notes and accrued interest on the notes will be satisfied. The collection of the subscriptions receivable from a previous executive officer is presently being discussed.

The Company continues to be in default of certain of its debt agreements. The amount of debt in default totaled $201,000 at June 30, 2002. These debt agreements have various original maturities from 1998 through July 2000. Accrued interest associated with the notes is also currently in default. As market conditions allow, management will continue its attempt to convert the remaining $127,000 principal amount of term loans to capital stock, at terms and conditions, mutually agreed upon by the debt holder and the Company. However, there is no assurance that the Company will be able to continue converting the term loans at terms and conditions that will be mutually acceptable. Additionally, the Company has asserted a common law right of set off against Gateway and has not made payments to Gateway under a Note and Security Agreement dated September 25, 2000. The Company is presently in litigation with Gateway (see Part I, Item 3., Legal Proceedings), regarding its prior business activities with Gateway. Counsel to the Company believes that it is probable that Gateway will recover on the Note, but that it is too early in the litigation to determine the amount of any recovery by ECC against Gateway.


Forward Looking Statements

The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where the Company does business; (b) the effectiveness of the Company's marketing strategies to significantly grow; (c) the ability of the Company to manage operations effectively to service the growth; (d) the Company's ability to recruit and retain key executives and personnel concurrent with its growth; (e) the ability of the Company to obtain additional financing as required; (f) general competitive conditions in the industry; (g) rapid technological changes; and (h) changes in economic and world political conditions, including economic consequences attributable to acts of war, terrorism or other events that may adversely affect the operations of the Company, its business partners or corporate clients. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

Item 7.  Financial Statements
         --------------------

The following consolidated financial statements are included in Item 7.

                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                                23

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2002 and 2001           24

         Consolidated Statements of Operations for the Years Ended
         June 30, 2002 and 2001                                             25

         Consolidated Statements of Cash Flows for the Years Ended
         June 30, 2002 and 2001                                             26

         Consolidated Statements of Stockholders' Equity (Deficit)
         for the Years Ended June 30, 2002 and 2001                         27


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               28 - 44

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors of
Legal Club of America Corporation

We have audited the accompanying consolidated balance sheets of Legal Club of America Corporation and its subsidiaries (collectively, the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. .

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



/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
September 18, 2002

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND JUNE 30, 2001


                                                                                                         June 30,        June 30,
                                                                                                           2002            2001
                                                                                                       ------------    ------------

                                              ASSETS
                                              ------

CURRENT ASSETS:
  Cash and cash equivalents                                                                            $    227,000    $     39,000
  Restricted cash                                                                                            40,000         110,000
  Accounts receivable, net of allowance for doubtful accounts of $229,000 at June 30, 2002 and
    $83,000 at June 30, 2001                                                                                971,000       1,005,000
  Inventory                                                                                                      --          54,000
  Other assets                                                                                               69,000         200,000
                                                                                                       ------------    ------------

        TOTAL CURRENT ASSETS                                                                              1,307,000       1,408,000

LONG -TERM ASSETS:
  Accounts receivable, net of allowance for doubtful accounts of $91,000 at June 30, 2002 and
    $99,000 at June 30, 2001                                                                                383,000       1,367,000
  Property and equipment, net                                                                               422,000         596,000
  Other assets                                                                                               12,000          16,000
                                                                                                       ------------    ------------

        TOTAL                                                                                          $  2,124,000    $  3,387,000
                                                                                                       ============    ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
                               -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                                     $    628,000    $    824,000
  Accrued compensation and related expenses                                                                 470,000         304,000
  Accrued bonus                                                                                             299,000         595,000
  Current portion of long-term debt and capital leases                                                    2,804,000       1,988,000
  Interest payable                                                                                          817,000         415,000
  Accrued commissions on Series B preferred stock                                                                --         194,000
  Accrued legal settlement                                                                                       --          40,000
  Other accrued expenses and liabilities                                                                    166,000         248,000
                                                                                                       ------------    ------------

        TOTAL CURRENT LIABILITIES                                                                         5,184,000       4,608,000
                                                                                                       ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                                                     224,000       1,118,000
                                                                                                       ------------    ------------

TOTAL LIABILITIES                                                                                         5,408,000       5,726,000
                                                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
    40,000 shares designated Series A;  16,667, issued and outstanding at June 30, 2002 and 2001
    26,000 shares designated Series B;  2,160 outstanding at June 30, 2002 and 12,160 outstanding at
    at June 30, 2001                                                                                             --              --
  Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,518,668 and 20,845,594
  shares issued and outstanding at June 30, 2002 and  2001, respectively                                      2,000           2,000
  Additional paid-in capital                                                                             12,887,000      11,994,000
  Deficit                                                                                               (15,175,000)    (13,855,000)
  Stock subscriptions, including interest receivable                                                       (504,000)       (480,000)
  Unearned premium commissions                                                                             (494,000)             --
                                                                                                       ------------    ------------

        STOCKHOLDERS' DEFICIT, NET                                                                       (3,284,000)     (2,339,000)
                                                                                                       ------------    ------------

        TOTAL                                                                                          $  2,124,000    $  3,387,000
                                                                                                       ============    ============



See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                           2002            2001
                                                       ------------    ------------

REVENUES:
   Membership fee income
      Worksites and consumers                          $  1,486,000    $    985,000
      Direct marketing                                      416,000       2,033,000
      Affinity                                              150,000         294,000
                                                       ------------    ------------
   Total membership fee income                            2,052,000       3,312,000
   Sales                                                     54,000       2,580,000
                                                       ------------    ------------

      TOTAL REVENUES                                      2,106,000       5,892,000
                                                       ------------    ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                             54,000       2,330,000
   Compensation and employee benefits                     1,812,000       2,832,000
   Advertising and marketing                                108,000         196,000
   Professional fees                                        242,000         407,000
   Office, administrative, and general                    1,156,000       1,480,000
   Legal Settlement                                              --         103,000
   Occupancy                                                170,000         346,000
   Depreciation and amortization                            182,000         147,000
                                                       ------------    ------------

      TOTAL COSTS AND OPERATING EXPENSES                  3,724,000       7,841,000
                                                       ------------    ------------

      LOSS FROM OPERATIONS                               (1,618,000)     (1,949,000)
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                          328,000         230,000
   Miscellaneous income                                      90,000           2,000
   Elimination of accrued expense to related parties        296,000              --
   Gain on debt restructured                                174,000              --
                                                       ------------    ------------
 Total other income                                         888,000         232,000
                                                       ------------    ------------

   Interest expense and other finance charges              (571,000)       (385,000)
   Loss on disposal of property and equipment               (19,000)             --
                                                       ------------    ------------
 Total other expense                                       (590,000)       (385,000)
                                                       ------------    ------------

      OTHER, NET                                            298,000        (153,000)
                                                       ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                           (1,320,000)     (2,102,000)
INCOME TAX BENEFIT                                               --              --
                                                       ------------    ------------

      NET LOSS                                         $ (1,320,000)   $ (2,102,000)
                                                       ============    ============


LOSS PER COMMON SHARE:

   Basic and Diluted                                   $      (0.06)   $      (0.11)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

   Basic and Diluted                                     21,793,030      19,684,694
                                                       ============    ============



See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                                       2002           2001
                                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                        $(1,320,000)   $(2,102,000)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                    182,000        147,000
      Provision for doubtful accounts                                                                  283,000        135,000
      Amortization of debt discount                                                                     26,000          8,000
      Loss on disposal of property and equipment                                                        19,000             --
      Interest due from shareholders                                                                   (24,000)       (24,000)
      Fair value of shares issued to investors for securitizing letter of credit                        25,000             --
      Gain on debt restructured                                                                       (174,000)            --
      Elimination of accrued expense to related parties                                               (296,000)            --
      Elimination of a payable to a company that is no longer in business                              (89,000)            --
      Warrants issued for services and settlements                                                      78,000             --
      Legal settlements                                                                                     --        103,000
      Common stock issued for services performed with convertible debt issuance                             --         19,000
      Changes in certain assets and liabilities:
         Accounts receivable                                                                           735,000        235,000
         Inventory                                                                                      54,000        (54,000)
         Other assets                                                                                  136,000       (100,000)
         Accounts payable                                                                              (99,000)       155,000
         Accrued compensation and related expenses                                                     166,000         88,000
         Accrual bonus                                                                                      --        595,000
         Interest payable                                                                              455,000        292,000
         Other accrued expenses and liabilities                                                       (120,000)       107,000
                                                                                                   -----------    -----------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            37,000       (396,000)
                                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                                            (28,000)      (175,000)
                                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt and capital leases                                                    (144,000)      (119,000)
   Issuances of common stock                                                                           253,000        193,000
   Restricted cash                                                                                      70,000         67,000
   Proceeds from long-term debt                                                                             --        192,000
                                                                                                   -----------    -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     179,000        333,000
                                                                                                   -----------    -----------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          188,000       (238,000)

CASH AND CASH EQUIVALENTS, beginning of year                                                            39,000        277,000
                                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                                             $   227,000    $    39,000
                                                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                                     $    14,000    $    19,000
                                                                                                   ===========    ===========
      Income taxes                                                                                 $        --    $        --
                                                                                                   ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Fair value of common shares issued to Convertible Note holders for modifying and
      extending the agreement                                                                      $    37,000             --
   Fair value of warrants issued on debt restructured                                                    6,000             --
   Conversion of 10,000 shares of Series B Preferred Stock into 1,000,000 shares of Common Stock     2,500,000             --
   Fair value of contingently issuable warrants based on sales production performance                  494,000             --
   Note and Security Agreement collaterilized by subsidiary's accounts receivable
      and inventory                                                                                         --    $ 2,303,000
   Convertible debt warrants                                                                                --         14,000
   Conversion of 11,111 shares of Series A Preferred Stock into 1,111,112 shares of Common Stock            --      1,000,000
   Issuance of common stock in settlement of litigations                                                    --         56,000
   Issuance of common stock for convertible debt issuance services                                          --         19,000



See notes to the consolidated financial statements.

                                      LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                     Series A                      Series B
                                                        Common         Series A      Preferred       Series B      Preferred
                                          Common       Stock, at      Preferred      Stock, at      Preferred      Stock, at
                                          Shares       par value        Shares       par value        Shares       par value
                                       ------------   ------------   ------------   ------------   ------------   ------------

STOCKHOLDERS' DEFICIT, July 1, 2000      19,011,594   $      2,000         27,778   $         --         12,160   $         --

Issuance of common stock for cash           385,000
Issuance of common stock for
  convertible debt issuance services         76,800
Conversion of Series A preferred
  stock                                   1,111,200                       (11,111)
Issuance of common stock in
  settlement of litigations                 261,000
Fair value of warrants issued as
  part of convertible debt
Accrued interest on subscription
  agreements
Net loss
                                       ------------   ------------   ------------   ------------   ------------   ------------

STOCKHOLDERS' DEFICIT, June 30, 2001     20,845,594          2,000         16,667             --         12,160             --

Issuance of common stock for cash         2,055,000
Issuance of common stock to
  convertible debt holders for
  modification of notes                     368,074
Issuance of common stock for funds
  advanced to securitize letter of
  credit                                    250,000
Conversion of Series B preferred
  stock                                   1,000,000                                                     (10,000)
Fair value of 5,500,000 warrants
  issueable upon attainment of
  sales production
Fair value of warrants issued for
  services and settlements
Accrued interest on subscription
  agreements
Net loss
                                       ------------   ------------   ------------   ------------   ------------   ------------
STOCKHOLDERS' DEFICIT, June 30, 2002     24,518,668   $      2,000         16,667   $         --          2,160   $         --
                                       ============   ============   ============   ============   ============   ============



                                        Additional                      Stock         Unearned        Total
                                         Paid-in                     Subscriptions    Premium      Stockholders'
                                         Capital        Deficit       Receivable     Commissions     Deficit
                                       ------------   ------------   ------------   ------------   ------------

STOCKHOLDERS' DEFICIT, July 1, 2000    $ 11,712,000   $(11,753,000)  $   (456,000)  $         --   $   (495,000)

Issuance of common stock for cash           193,000                                                     193,000
Issuance of common stock for
  convertible debt issuance services         19,000                                                      19,000
Conversion of Series A preferred
  stock
Issuance of common stock in
  settlement of litigations                  56,000                                                      56,000
Fair value of warrants issued as
  part of convertible debt                   14,000                                                      14,000
Accrued interest on subscription
  agreements                                                              (24,000)                      (24,000)
Net loss                                                (2,102,000)                                  (2,102,000)
                                       ------------   ------------   ------------   ------------   ------------

STOCKHOLDERS' DEFICIT, June 30, 2001     11,994,000    (13,855,000)      (480,000)            --     (2,339,000)

Issuance of common stock for cash           253,000                                                     253,000
Issuance of common stock to
  convertible debt holders for
  modification of notes                      37,000                                                      37,000
Issuance of common stock for funds
  advanced to securitize letter of
  credit                                     25,000                                                      25,000
Conversion of Series B preferred
  stock                                          --                                                          --
Fair value of 5,500,000 warrants
  issueable upon attainment of
  sales production                          494,000                                     (494,000)            --
Fair value of warrants issued for
  services and settlements                   84,000                                                      84,000
Accrued interest on subscription
  agreements                                                              (24,000)                      (24,000)
Net loss                                                (1,320,000)                                  (1,320,000)
                                       ------------   ------------   ------------   ------------   ------------
STOCKHOLDERS' DEFICIT, June 30, 2002   $ 12,887,000   $(15,175,000)  $   (504,000)  $   (494,000)  $ (3,284,000)
                                       ============   ============   ============   ============   ============



See notes to the consolidated financial statements.

                     LEGAL CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - MERGER, ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

Merger
------

Legal Club of America Corporation resulted from the merger of And Justice for All, Inc. (d/b/a Legal Club of America) and Bird-Honomichl, Inc. ("BHI") on October 16, 1998.

Legal Club of America Corporation and its subsidiaries are collectively referred to as the "Company".


Organization
------------

Legal Club of America, ("LCOA"), a division of the Company, offers memberships that provide a broad range of services to its subscribers. LCOA has established a network of over 20,000 attorneys in all 50 states, Puerto Rico and the US Virgin Islands, who have contracted to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives fees for membership, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

Legal Club Financial Corp., ("LCF" or d/b/a "PeoplesChoice") a wholly owned subsidiary of the Company, began to broker business to its insurance partners during the June 2002 quarter, by securing agent of record letters ("AOR"). The AOR letters provide the Company exclusive access to employers that wish to provide their employees with voluntary benefits, including LCOA products. LCF, a licensed insurance agency, is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes for the employer groups.

Einstein Computer Corp. ("ECC"), a wholly owned subsidiary of the Company, was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The packages offered allow the participating worksite employee to obtain a computer system, including software, 24 hours/7 days a week technical support, on site service and free internet access. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud in connection with Gateway's repudiation of its agreement with Einstein. See Note 11. In September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by the computer manufacturer will finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction, as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. There have been no sales during the March and June 2002 quarters under this program, and there can be no assurance that the Company's arrangement with the computer manufacturer will achieve the market penetration, sales volume and success that the Gateway payroll deduction plan could have achieved. As such, ECC is pursuing financial institutions that would allow employees to purchase the personal computers using payroll deduction as the payment methodology.

Going Concern Considerations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. In addition, the Company is in default on certain of its debt agreements. Management recognizes that the Company must attain profitable operations or obtain additional capital resources to enable it to continue in business. Management plans to obtain operating capital through revenue growth and expense reductions, and continue obtaining additional capital through the sale and issuance of equity and debt securities, if possible. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. See Note
6. Should any of these events not occur, the accompanying financial statement will be materially affected.

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

Restricted Cash. At June 30, 2002, the Company had escrow deposits of $40,000 as collateral on an outstanding letter of credit relating to the Company's corporate office space lease. The letter of credit has a one-year renewable term. The funds are invested in a certificate of deposit and have been classified on the balance sheet as restricted cash. At June 30, 2001, the Company had escrow deposits of $110,000 as collateral on outstanding letters of credit, renewable annually, relating to the Company's office space lease and equipment leases. During fiscal year 2002, $18,000 of escrowed deposits relating to the Company's corporate office space lease was released upon the Company's move to its present location. These funds became available to the Company for working capital. During the June 2002 quarter, the Company negotiated the prepayment of a $27,000 capital lease on its telephone system equipment. Escrowed funds, amounting to $52,000, that was securitizing a letter of credit on the equipment, were released and used to payoff the lease. The remaining funds became available to the Company for working capital.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets or remaining terms of the capital leases. Expenditures for routine maintenance and repairs are charged to expense as incurred.

Fair Value of Financial Instruments. Cash, short-term receivables, and accounts payable and accrued liabilities are reflected in the balance sheet at historical cost, which approximates fair value because of the short-term maturity of those instruments. The recorded amount of long-term receivables approximates fair value, as the interest rate approximates current market rates. The fair value of the Company's debt, except for the term loans, approximates their fair value. The term loans, which are in default, are not subject to fair value estimation because of their past due status.

Revenue Recognition and Credit Risks. Membership revenue from services provided to employees at the worksite is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer-based services are recognized in the period the services are provided.

Sales revenue from computer systems during the year ended June 30, 2001, was recorded upon shipment of the product to the customer. Cost of sales was recognized based on the number of units shipped during the period.

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserve on all impaired loans, to the extent the principal is judged to be uncollectible.

Advertising and Marketing. The costs of advertising, promotion, and marketing programs are charged to operations in the year incurred. Expenses for these programs totaled $108,000 and $196,000 for the years ended June 30, 2002 and 2001, respectively.

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

Earnings (Loss) Per Share. The Company accounts for Earnings (Loss) Per Share in accordance with the provisions of SFAS No. 128, "Earnings Per Share", which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company's common equivalent shares include the Series A convertible preferred stock, Series B convertible preferred stock, stock options and warrants. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations. See Note 8.

Stock Based Compensation. The Company accounts for its employee stock based compensation plan under the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" and discloses the general and pro-forma financial information required by SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 6. For transactions with other than employees, in which services were performed in exchange for stock, the transactions are recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever is more readily measurable.

Statement of Comprehensive Income. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". A statement of comprehensive income is not included in the financial statements, as the Company has no items of other comprehensive income.

Accounting for Derivative Instruments and Hedging Activities. The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Through June 30, 2002, the Company has not entered into hedging activities nor has it invested in derivative instruments.

Segment Reporting. The Company has adopted SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments. Under SFAS No. 131, the Company's operations are defined as consisting of two operating segments. See Note 10.

Accounting Pronouncements Adopted by the Company during Fiscal Year 2002. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Pooling of interest method is no longer permitted. SFAS No. 142 continues to require the recognition of goodwill and other intangibles as assets, but amortization of these assets is no longer permitted. In place of amortization, goodwill and other intangibles must be tested at least annually for impairment using a fair value based method. SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, at fair market value, with the associated asset retirement costs capitalized as part of the carrying value of the long-lived asset. During the year ended June 30, 2002, the Company adopted the provisions of these statements, which as of June 30, 2002, do not have a material impact on the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements. In August 2001, SFAS No. 144, "Impairment of Long Lived Assets" was issued. SFAS 144 requires that assets held for sale be stated at the lower of their fair values or carrying amount, and depreciation is no longer recognized. In addition, more dispositions will qualify for discontinued operations treatment in the consolidated statement of operations. Implementation of SFAS 144 is required for fiscal years beginning after December 31, 2001.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 was issued to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the accounting for certain lease modifications that have the economic effects of sale-leaseback transactions.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when incurred, instead of at the date of a commitment to an exit or disposal plan. Costs covered by this statement include lease termination, certain employee severance costs associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied to exit or disposal activities started after December 31, 2002.

The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassification. Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation.


NOTE 2 - ACCOUNTS RECEIVABLE, NET
---------------------------------

Accounts receivable, net, consists of the following at June 30, 2002 and 2001:

                                                    2002            2001
                                                 ----------      ----------

         Current
            Accounts receivable                  $1,200,000      $1,088,000
            Allowance for doubtful accounts        (229,000)        (83,000)
                                                 ----------      ----------
                                                 $  971,000      $1,005,000
                                                 ==========      ==========

         Long-term
            Accounts receivable                  $  474,000      $1,466,000
            Allowance for doubtful accounts         (91,000)        (99,000)
                                                 ----------      ----------
                                                 $  383,000      $1,367,000
                                                 ==========      ==========

At June 30, 2002, the Company's accounts receivable were comprised of $121,000 relating to LCOA memberships and $1,553,000 relating to sales of personal computers by ECC. At June 30, 2001, the Company's accounts receivable were comprised of $270,000 relating to LCOA memberships and $2,284,000 related to sales of personal computers by ECC.

In September 2000, ECC entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway, through ECC's distribution channels to employees at the worksites. In February 2001, Gateway ended its relationship with the Company, and ECC was forced to abandon its payroll deduction program. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. ECC's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 4 and 11.

NOTE 3 - PROPERTY AND EQUIPMENT, NET
------------------------------------

Property and equipment consists of the following at June 30, 2002 and 2001:

                                             2002           2001
                                          ---------      ---------
   Office equipment                       $ 183,000      $ 195,000
   Computer equipment                       193,000        193,000
   Computer software                        471,000        473,000
   Leasehold improvements                    26,000         22,000
                                          ---------      ---------
         Total cost                         873,000        883,000
   Less: Accumulated depreciation           451,000        287,000
                                          ---------      ---------
         Property and equipment, net      $ 422,000      $ 596,000
                                          =========      =========

Depreciation and amortization expense, which includes capital lease amortization, totaled $182,000 and $147,000 for the years ended June 30, 2002 and 2001, respectively. During the year ended June 30, 2002, the Company wrote-off property and equipment, net totaling $19,000 as a result of moving its corporate headquarters to a smaller office space.

During the year ended June 30, 2000, the Company entered into lease agreements classified as capital leases to lease certain office and computer equipment. Assets under capital leases at June 30, 2002 are included above as follows:

                  Office Equipment                  $  54,000
                  Computer Equipment                   73,000
                                                    ---------
                                                      127,000
                  Accumulated amortization             73,000
                                                    ---------
                                                    $  54,000
                                                    =========

NOTE 4 - LONG-TERM OBLIGATIONS
------------------------------

At June 30, 2002 and 2001, long-term debt and capital leases consist of the following:

                                                                  2002               2001
                                                               ----------         ----------
  Term loans with various original maturity dates through
  1998. Interest rates range from 12% to 15% plus an
  additional interest payment of 20% of the principal
  amount at maturity. Interest only is payable monthly
  during the terms of the loans                                $  127,000         $  127,000

  Term loans from a shareholder with interest rates of 9%
  and 12%, with original maturity dates on or before July          40,000             40,000
  2000.

  Capital leases, with imputed interest rates ranging from
  9% to 22%, maturing at various dates through July 2003           31,000            108,000

  Term loan from a shareholder bearing interest at 7%,             34,000             37,000
  originally due April 2000

  Note agreement discounted at 4.75%, payable in monthly           19,000                 --
  installments through February 2004

  Note and Security Agreement bearing interest at 15.5%,
  maturing September 2003                                       2,545,000          2,545,000

  Notes refinanced during fiscal years 2001 and 2002:

  12% Convertible Notes due December 2002                         229,000            190,000

  15% Term loans, payable in monthly installments through
  December 2001                                                        --             59,000

  9% Term loan from a shareholder, maturing September
  2003                                                              3,000                 --
                                                               ----------         ----------
       Total long-term obligations                              3,028,000          3,106,000
           Less: Current portion (1)                            2,804,000          1,988,000
                                                               ----------         ----------

           Long-term obligations                               $  224,000         $1,118,000
                                                               ==========         ==========

--------------------
(1) The current portion of long-term debt as of June 30, 2001, has been adjusted to properly reflect the maturity date of the 15% Note and Security Agreement.

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its ECC subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement are collateralized by ECC's accounts receivable. Payments under this Note are to be made to Gateway from the monthly installment payments collected on ECC's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company has asserted a common law right of set off against Gateway, therefore, these payments are not being made and are not being escrowed. The Company is presently in litigation with Gateway (see Note 11), regarding its prior business activities with Gateway. Counsel to the Company believes that it is probable that Gateway will recover on the Note, but that it is too early in the litigation to determine the amount of any recovery by ECC against Gateway.

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

During the quarter ended March 31, 2002, the Company restructured commissions payable on its Series B preferred stock totaling $194,000. The Company issued a two-year $24,000 note agreement and 300,000 warrants as replacement for the commissions payable. The notes, which are non-interest bearing, have been discounted at current prime to be accreted to expense over the two-year period. The Company issued five-year warrants to the note holder to acquire shares of the Company's common stock, at an exercise price of $0.04 per share, the fair value of the common stock on date of issuance. The value assigned for accounting purposes to the 300,000 warrants issued was $6,000. This amount has been included in additional paid-in capital.

During the June 2002 quarter, the Company negotiated the prepayment of a $27,000 capital lease on its telephone system equipment. Escrowed funds, amounting to $52,000, that was securitizing a letter of credit on the equipment, were released and used to payoff the lease. The remaining funds became available to the Company for working capital.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans. The 15% Term Loans refinanced in 2001 for $59,000, were paid off by February 2002.

Interest expense for the years ended June 30, 2002 and 2001 totaled $571,000 and $385,000, respectively.

Maturities of capital lease obligations subsequent to June 30, 2002 are as follows:

                  Years Ending June 30,
         ---------------------------------------
                          2003                         $ 32,000
                          2004                            1,000
                                                       --------
         Total minimum lease payments                    33,000
         Less amounts representing interest               2,000
                                                       --------
         Present value of minimum lease
         payments                                      $ 31,000
                                                       ========

NOTE 5 - INCOME TAXES
---------------------

A summary of the provision for income taxes for the years ended June 30, 2002 and 2001 is as follows:

                                                      2002              2001
                                                   ----------        ----------

 Currently payable                                 $       --        $       --
 Deferred tax benefit                                (462,000)         (736,000)
 Less: Valuation allowance                            462,000           736,000
                                                   ----------        ----------

          Provision for income taxes               $       --        $       --
                                                   ==========        ==========

The Company's deferred tax asset at June 30, 2002, and 2001 consist of the following:

                                                                  2002           2001
                                                              -----------    -----------
  Deferred tax asset:
 Available federal and state net operating loss carryover     $ 4,644,000    $ 4,182,000
    Less: Valuation allowance                                  (4,644,000)    (4,182,000)
                                                              -----------    -----------

                                                              $        --    $        --
                                                              ===========    ===========

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

At June 30, 2002, the Company has tax net operating losses carryforwards (NOLs) of approximately $11,833,000 expiring beginning 2011. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.


NOTE 6 - CAPITAL STOCK
----------------------

The Company's authorized capital stock at June 30, 2002 consisted of 1,000,000 shares of preferred stock and 50,000,000 shares of common stock, at a par value of $0.0001 per share. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the shareholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Preferred Stock
---------------

In fiscal year 1999, the Company designated 40,000 of the preferred shares as "Series A Convertible Preferred Stock" (Series A stock) and issued a total of 27,778 shares of Series A stock for a cash payment of $2,500,000. In March 2001, holders of 11,111 shares of Series A stock exercised their option to convert their shares to Common Stock. The Series A stock was converted into 1,111,200 shares of common stock at a conversion price of $0.90 per share.

In fiscal year 2000, the Company designated 26,000 of the preferred shares as "Series B Convertible Preferred Stock" (Series B stock) and issued a total of 12,160 shares of Series B stock through a private placement-offering memorandum for gross proceeds of $3,040,000. During the fiscal year ended June 30, 2002, 10,000 shares of Series B stock were converted to Common Stock. The Series B stock was converted into 1,000,000 shares of Common Stock at a conversion price of $2.50 per share.

Common Stock
------------

In June 2002, the Company issued 1,500,000 shares of common stock. for cash totaling $150,000, or $0.10 per share, in a private placement to an accredited investor.

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

On October 1, 2001, the Company issued 250,000 shares of common stock to accredited investors. The shares were issued as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the ECC personal computer program. The value assigned to the shares of common stock issued was $25,000, or $0.10 per share, the fair value of the stock on date of issuance. The agreement with the national computer manufacturer was not consummated and the money advanced by the investors was returned.

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

Convertible Debt
----------------

During the quarter ended September 30, 2000, the Company issued $192,000 of unsecured Convertible Notes in a private placement to accredited investors. The Notes had a stated coupon rate of 25% and matured September 30, 2001. The Notes were convertible after one year into Common Stock at $0.25 per share. The Company issued five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, at an exercise price of $0.25 per share (see Warrants below). During the December 2001 quarter, the Convertible Notes agreement was modified. The amended Convertible Notes bear interest at 12% and mature December 31, 2002. As part of the modification, among other things, the note holders were issued shares of the Company's common stock for no additional consideration. The value assigned to the 368,074 shares of common stock issued was $37,000, or $0.10 per share, the fair value of the common stock on date of issuance. This amount has been included in additional paid-in capital and as a reduction of the Convertible Notes, with the $37,000 being accreted to interest expense over the term of the notes. At maturity, each note holder will have the option to convert the outstanding balance of the principal and interest, into shares of the Company's common stock at $0.25 per share.

Stock Options
-------------

In 1997, the Company established a stock option plan (the "1997 Plan") to issue nonqualified stock options and incentive stock options to key employees and directors. The 1997 Plan expires on October 31, 2007. The Company authorized and reserved 2,000,000 shares of its common stock for this Plan. In October 2000, the Compensation Committee of the Board of Directors approved an amendment to the 1997 Plan, to increase to 4,000,000, from 2,000,000, the number of authorized and reserved shares of the Company's common stock, pending shareholders' approval. No shareholders' approval will be sought to increase the number of reserved shares for the 1997 Plan. At June 30, 2002, there were 1,116.754 outstanding options and 883,246 reserved for future grants. Options are issued at prices not less than the market value at date of grant. Outstanding options, until fully vested, are contingent upon continued service.

The Company's stock option activity is summarized as follows:

                                         Optioned       Weighted-Average
                                          Shares         Exercise Price
                                        ----------      ----------------

  Outstanding at June 30, 2000           1,412,523            $1.52
                                        ----------

      Granted                            1,845,000             0.30
      Cancelled / forfeited               (987,500)           (0.88)
                                        ----------

  Outstanding at June 30, 2001           2,270,023             0.81

      Cancelled / forfeited             (1,153,269)           (0.62)
                                        ----------

  Outstanding at June 30, 2002           1,116,754            $1.00
                                        ==========            =====

  Exercisable at June 30, 2002             651,754            $1.39
                                        ==========            =====

As required by SFAS No. 123, pro forma information regarding results of operations and earnings per share have been determined as if the Company had accounted for its stock option plan under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for the years ended June 30, 2002 and 2001:

Option Value Information                   2002            2001
                                          ------          ------
  Fair value per option (1)               $ 0.09          $ 0.19
  Valuation assumptions (2)
    Expected option term (years)             7.5             7.7
    Expected volatility                     85.0%           83.0%
    Expected dividend yield                   --%             --%
    Risk-free interest rate                  6.0%            6.0%

--------------------
(1)  Weighted average option grants during each period
(2)  Estimated using Black-Scholes option pricing model

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's net loss and net loss per share would have increased to the pro forma amounts for the years ended June 30, 2002 and 2001, as follows:


                                                  2002                2001
                                              -----------         -----------
Net loss:
  As reported                                 $(1,320,000)        $(2,102,000)
  Pro forma                                    (1,363,000)         (2,165,000)
Net loss per share (basic and diluted)

  As reported                                 $     (0.06)        $     (0.11)
  Pro forma                                         (0.06)              (0.12)

The pro forma effect on net income is not necessarily representative of the effect in future years because it does not take in consideration the future granting of stock options, since future pro forma compensation expense may be allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Warrants
--------

2002
----

On May 28, 2002, the Company signed an agreement with a business partner whereby AORs would be obtained by the business partner on behalf of LCF. Insurance commissions to be received by LCF from such contracted referrals are to be split 50/50 between LCF and the business partner. In addition, for each $100,000 of insurance premium written from such referrals, the Company will issue the business partner warrants to purchase 22,000 shares of common stock at $0.01 per share. The issuance of the warrants will be capped once the insurance premium level reaches $25,000,000, or 5,500,000 warrants, and their issuance is contingent on performance under the agreement. The warrants shall have a term not to exceed ten years from date of issuance. The value assigned for accounting purposes to the 5,500,000 warrants that are contingently issuable was $494,000, which is based on the fair market value of the Company's common stock the date the agreement was signed. This amount was included in additional paid-in capital and as a reduction to equity through Unearned Premium Commissions. As the warrants are issued, when earned, the related valuation will be expensed and equity will be credited for the same amount.

During the quarter ended March 31, 2002, the Company restructured commissions payable on its Series B preferred stock totaling $194,000. The Company issued a two-year $24,000 note agreement and 300,000 warrants as replacement for the commissions payable. The Company issued the five-year warrants to the note holder to acquire shares of the Company's common stock, at an exercise price of $0.04 per share, the fair value of the common stock on date of grant. The value assigned for accounting purposes to the 300,000 warrants issued was $6,000. This amount has been included in additional paid-in capital.

In January 2002, the Company issued former employees warrants to purchase a total of 150,000 shares of common stock at $0.10 per share, the fair market value on date of grant. The value assigned for accounting purposes to the 150,000 warrants issued was $9,000. This amount has been included in additional paid-in capital. Also in January 2002, the Company issued to a business partner warrants to purchase 75,000 shares of common stock at $0.10 per share, the fair market value on date of grant. The value assigned for accounting purposes to the 75,000 warrants issued was $4,000. This amount has been included in additional paid-in capital. The warrants have a contractual life of five years and were issued with an exercise price at the fair value of the Company's common stock.

2001
----

In April 2001, the Company issued warrants to purchase 50,000 shares of common stock at $2.00 per share. These warrants were issued in settlement of a dispute that arose relating to a 1996 asset purchase agreement. The warrants have a contractual life of five years and were issued with an exercise price above the fair value of the Company's common stock. The value assigned for accounting purposes to the 50,000 warrants issued was $4,000. This amount has been included in additional paid-in capital.

In January 2001, the Company, issued warrants to business partners to purchase 50,000 shares of common stock at $0.25. The warrants have contractual lives of five years and were issued with an exercise price at the fair value of the Company's common stock. The value assigned for accounting purposes to the 50,000 warrants issued was $6,000. This amount has been included in paid in capital.

In November 2000, the Company, issued warrants to business partners to purchase 170,000 shares of common stock at $0.33 per share. The warrants have contractual lives of five years and were issued with an exercise price at the fair value of the Company's common stock. The value assigned for accounting purposes to the 170,000 warrants issued was $20,000. This amount has been included in paid in capital. Also in November 2000, the Company, issued warrants to directors to purchase 75,000 shares of common stock at $0.33 per share. The warrants have contractual lives of five years and were issued with an exercise price at the fair value of the Company's common stock.

In October 2000, the Company issued to a former officer warrants to purchase 200,000 shares of common stock at $0.35 per share. The value assigned for accounting purposes to the 200,000 warrants issued was $35,000. This amount has been included in paid in capital. The warrants have a contractual life of five years and were issued with an exercise price above the fair value of the Company's common stock.

In September 2000, the Company raised capital through a private placement of Convertible Notes to accredited investors (see Capital Stock above and Note 4). The Convertible Notes included issuance of five-year warrants to the note holders, for no additional consideration, to acquire one share of the Company's common stock for each $2.00 invested in the Convertible Notes, or 96,000 warrants, at an exercise price of $0.25 per share. The value assigned for accounting purposes to the 96,000 warrants issued was $10,000. This amount was included in additional paid-in capital and the $10,000 was accreted to interest expense over the term of the original notes. Brokers who participated in the private placement, were entitled to receive warrants to purchase 10% of the common stock underlying the notes placed by the broker, or 76,800 warrants, at $0.25 per share. .

In August 2000, the Company issued to marketing partners, warrants to purchase 200,000 shares of common stock with exercise prices varying from $0.50 to $3.00 per share, at and above the fair value of the Company's common stock in August 2000. The warrants had contractual lives of one to six years and the exercise of the warrants was contingent on sales production targets. The business partners did not meet their production targets for years one and two, and accordingly the Company has voided these warrants.

NOTE 7 - PENSION PLAN
---------------------

The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all of its employees. Under the Plan, employees are eligible to participate after completion of three months of service and reaching 21 years of age or older. The Company matches employee contributions at a rate of 25% of the contribution, up to a maximum of 6% of the employee's salary. Company contributions to the plan are vested over five years at a rate of 20% per year. Contributions by the Company for the years ended June 30, 2002 and 2001 were $3,000 and $8,000, respectively.


NOTE 8 - NET LOSS PER COMMON SHARE
----------------------------------

For the years ended June 30, 2002 and 2001, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                                    2002          2001
                                                 ----------    ----------

         Common shares outstanding               24,518,668    20,845,594
         Effect of weighting                     (2,725,638)   (1,160,900)
                                                 ----------    ----------
         Weighted average common shares
         outstanding                             21,793,030    19,684,694
                                                 ==========    ==========

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect, include the following at June 30th each year:

                                                    2002          2001
                                                 ----------    ----------
         Common stock options                     1,116,754     2,270,023
         Series A convertible preferred stock.    1,666,600     1,666,600
         Series B convertible preferred stock       216,000     1,216,000
         Convertible debt                           972,296       384,000
         Warrants relating to issuance of-
           Common stock                           1,050,000     1,050,000
           Series B preferred                       395,600       395,600
           Convertible notes                        172,800       172,800
           Other                                  1,420,000     1,095,000


NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

In December 1997, the Company issued 1,200,000 shares of its common stock to three existing shareholders in exchange for subscription agreements totaling $396,000. The subscription agreements bear interest at 6%. On June 30, 1999, the subscription agreement of one of the shareholders was assumed by another shareholder, along with the ownership of the common shares, and the accrued interest obligation. Accrued interest due from the shareholders amounted to $108,000 and $84,000, respectively, at June 30, 2002 and 2001, with the balance due from shareholders for the subscription obligation, including accrued interest receivable, totaling $504,000 and $480,000, at June 30, 2002 and 2001, respectively.

See Note 4 for description of term loans due shareholders. Interest expense on the term loans was $7,000 for each of the years ended June 30, 2002 and 2001, respectively.

In December 2000, the Compensation Committee of the Company's Board of Directors approved, effective January 1, 2001, an amendment to the employment agreement for the Chief Executive Officer of the Company. The amendment to the employment agreement has a three-year term. The compensation increase under the 2001 employment agreement and a previous employment agreement were accrued during the period of service and were included in accrued compensation on the related period balance sheets. Accrued compensation due the executive amounted to $180,000 and $108,000, respectively, at June 30, 2002 and 2001.

During fiscal year 2002, the Compensation Committee approved, effective January 1, 2002, an employment agreement for the Chief Financial Officer of the Company. The employment agreement has a three-year term. A merit increase received in fiscal year 2001 was accrued during the period of service and was included in accrued compensation on the related period balance sheets. Accrued compensation due the executive amounted to $25,000 and $14,000, respectively, at June 30, 2002 and 2001.

In accordance with the Company's 2001 Executive Bonus Plan adopted by the Board of Directors on March 20, 2001, with the Company's By-laws, and its practice regarding accrual of bonuses, executives must be employed by the Company at the time the bonus is paid. Accordingly, two former executive officers of the Company effectively forfeited their deferred bonuses as a result of their resignations in December 2001 and the Company eliminated $296,000 of related accrued bonus during fiscal year 2002.


NOTE 10 - BUSINESS SEGMENT INFORMATION
--------------------------------------

As of June 30, 2002, the Company is organized into two reportable operating segments, Legal Club ("LCOA") and Einstein ("ECC"), each of which operates in a single line of business. Einstein's sales began in fiscal year 2001. See Note 1, Organization and Note 11, Legal Proceedings.


                                                                 Consolidated
                                      LCOA            ECC            Total
                                  -----------     -----------     -----------
Revenues
  2002                            $ 2,052,000     $    54,000     $ 2,106,000
  2001                              3,312,000       2,580,000       5,892,000

Operating  Loss
  2002                             (1,272,000)       (346,000)     (1,618,000)
  2001                             (1,810,000)       (139,000)     (1,949,000)

Segment Assets
  2002                                743,000       1,381,000       2,124,000
  2001                                903,000       2,484,000       3,387,000

Depreciation and Amortization
  2002                                134,000          48,000         182,000
  2001                                119,000          28,000         147,000

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

(a) Operating Lease Commitments
-------------------------------

At June 30, 2002, the Company had an operating lease commitment of approximately $807,000 relating to leased space for its corporate office, which lease expires February 2007.

Future annual lease payments under this non-cancelable operating lease are as follows:

                     Twelve Months
                    Ending June 30,
                    ---------------
                          2003                    $ 161,000
                          2004                      169,000
                          2005                      176,000
                          2006                      183,000
                          2007                      118,000
                                                  ---------

                                                  $ 807,000
                                                  =========

Payments under operating lease contracts were approximately $157,000 and $311,000 for the years ended June 30, 2002 and 2001, respectively.

(b) Letter of Credit
--------------------

At June 30, 2002, the Company had a letter of credit totaling $40,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument. At June 30, 2001, the Company had escrow deposits of $110,000 as collateral on outstanding letters of credit, renewable annually, relating to the Company's office space lease and equipment leases. During fiscal year 2002, $18,000 of escrowed deposits relating to the office space lease was released upon the Company's move to its present location. The Company also negotiated the prepayment of a $27,000 capital lease on its telephone system equipment in fiscal year 2002. Escrowed funds, amounting to $52,000, that was securitizing a letter of credit on the equipment, were released and used to payoff the lease.

(c) Legal Proceedings
---------------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company and was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with Einstein. On January 15, 2002, the U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. On or before February 11, 2002, ECC filed its second amended complaint. Gateway renewed its motion to dismiss the Company's complaint and the briefing on this matter was completed. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company is in the process of preparing its response.

In 1997, a predecessor company received a letter from the Florida Department of Insurance ("FDOI") stating that the predecessor company should be regulated as a legal expense insurer despite the FDOI's 1994 findings that the predecessor company was not such an insurer. The Company contested this change of the FDOI's position and received a favorable recommended order from the State of Florida Division of Administrative Hearings concluding that; (1) the Company, as currently conducting business, is not subject to regulation by the FDOI as a legal expense insurer and (2) even if the FDOI found that it was a legal expense insurer, that the Company would be exempt from any regulation due to the fact that it is a lawyer referral service in accordance with the definitions set forth by the Florida Bar Association. Not withstanding, the FDOI rejected both conclusions of the Administrative Law Judge and ordered the Company to become licensed as a legal expense insurer. The Company appealed this ruling, and a three-judge panel for the First District Court of Appeals ("FDCA") heard this appeal in March 2001. On September 26, 2001 a decision was rendered by the FDCA in which the FDCA found in the Company's favor, and against the FDOI. On October 11, 2001, the FDOI filed a motion for rehearing en banc or in the alternative a motion for rehearing with the FDCA. On November 8, 2001, the Company filed its response to this motion urging FDCA to deny the FDOI's request. On November 21, 2001, the FDCA issued an order denying the FDOI motion for rehearing or rehearing en banc and issued a mandate for the FDOI to issue a final order consistent with its opinion. On January 11, 2002, the FDOI issued a final order declaring that Legal Club of America is not selling legal expense insurance and is not subject to regulation by the FDOI. On May 1, 2002, the Company filed a motion with the Administrative Law Judge to recover a portion of its attorney fees as per the agreement reached between the Company and the FDOI. In June 2002, the Company received from the FDOI reimbursement for certain costs incurred.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.


NOTE 12 - SUBSEQUENT EVENT
--------------------------

On July 1, 2002, Legal Club of America Corporation, Legal Club Financial Corp, Legalclub.com, Inc., and Einstein Computer Corp. filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges breach of employment agreement against both Mr. Krouse and Mr. Samach as well as breach of contract against National Accident Insurance Consultants, Inc. It also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, Judge Andrews, presiding over the proceedings, granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Judge's directives. The Company will amend its complaint and re-file it within the 20-day time period as set forth by the Court. The parties have begun discovery in the matter.

Item 8.  Changes In and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.



PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The following table sets forth the names and positions held with respect to each Director and Executive Officer:

Name of Officer/Director       Positions with Company
----------------------------   -------------------------------------------------

Brett Merl..................   Chief Executive Officer and Chairman of the Board

Elvie Lamar Weber...........   Chief Financial Officer

Matt Cohen..................   Director



Brett Merl, 40, has served as the Company's Chief Executive Officer and Chairman of the Board since October 1999. From January 1999 to October 1999, Mr. Merl served as the Company's President, Chief Executive Officer and Director. From January 1997 to January 1999, Mr. Merl served as the Company's Chief Executive Officer. From February 1996 to December 1996, he served in various capacities for the Company. From December 1989 to January 1996, Mr. Merl was Vice President of Bernstein Zimmerman Financial, Inc., an insurance agency specializing in group benefits and pension planning. Mr. Merl holds a B.S. degree in Marketing from Long Island University.

Elvie Lamar Weber, CPA, 57, began serving as the Company's Chief Financial Officer in January 2002. From November 1999 to December 2001, Ms. Weber served as the Company's Controller. From September 1995 to October 1999, Ms. Weber was a senior financial analyst for Knight Ridder, Inc., the second-largest newspaper publisher in the nation. From 1990 to August 1995, Ms. Weber served as vice president-financial reporting for American Savings of Florida, FSB, a federal savings bank. Ms. Weber is a Certified Public Accountant and holds an M.A. degree in Management from Central Michigan University and a B.B.A., Accounting degree from the University of Miami.

Matt Cohen, 44, has served as a Director since September 1999 and became a member of the Audit and Compensation Committees of the Company's Board of Directors in December 2000. Mr. Cohen became Chairman of the Audit and Compensation Committees in August 2001. Mr. Cohen has been the chief financial officer of Life Imaging Corporation, a provider of diagnostic services, since July 2002. From September 1999 until June 2002, Mr. Cohen was chief financial officer for Interactive Technologies.com, Inc., a benefit and services company. From July 1997 to August 1999, Mr. Cohen served as the Company's Chief Financial Officer. From 1988 until July 1997, Mr. Cohen served as vice president and chief financial officer of Standard Brands of America, a retailer of consumer electronics and appliances. Mr. Cohen also serves on the Board of Directors of Interactive Technologies.com Ltd. and UBuy.com. Mr. Cohen has a B.B.A. degree in Accounting from New Platz State University.

On December 19, 2001, Jason Krouse, the Company's then Executive Vice President of Sales and a director, and Michael Samach, the Company's then Chief Financial Officer, resigned their respective positions with the Company. Ronald G. Agypt, Director and Chairman of the Compensation and Audit Committees of the Company's Board of Directors resigned his positions with the Company on August 8, 2001.

The Company's Bylaws provide that the Directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The Company did not hold an annual meeting of shareholders for fiscal year 2001. The Company intends to have an annual meeting of shareholders in 2002.

         Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires that the Company's executive officers, directors and persons owning ten percent or more of its common stock file reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission (SEC) and furnish the Company with copies of such reports. To the Company's knowledge, based solely on its review of the copies furnished to the Company and written or oral representations that no other reports were required, the Company believes that its director and executive officers complied during fiscal 2002 with the reporting requirements of Section 16 (a) of the Securities and Exchange Act of 1934, with the exception of Elvie Lamar Weber, the Company's Chief Financial Officer, who filed late with respect to the Initial Statement of Beneficial Ownership. The report was filed with the Securities and Exchange Commission on September 20, 2002. The late filing was due to an administrative oversight.


Item 10. Executive Compensation
         ----------------------

The following table sets forth a three-year history of the annual and long-term compensation awarded to, earned by or paid by the Company to each person serving as Chief Executive Officer during the year ended June 30, 2002, and executive officers who received compensation of at least $100,000 during fiscal 2002, 2001 and 2000.

See following page.

Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                     Long-term Compensation
                                    ----------------------------------------------------------------------------------
                                                                                           Awards             Payouts
                                                                                 -------------------------------------

                                                                                  Restricted    Securities     LTIP      All Other
          Name and                                                 Other Annual      Stock      Underlying    Payouts   Compensation
     Principal Position       Year      Salary          Bonus      Compensation     Award(s)   Options/SARs     ($)         ($)
             (a)               (b)      ($) (c)        ($) (d)        ($) (e)       ($) (f)       (#) (g)       (h)       (i) (9)
------------------------------------------------------------------------------------------------------------------------------------
 Brett Merl,
 Chairman of the Board        2002   $262,500 (3)   $     --         $  9,000      $     --            --       --        $     --
 and Chief Executive
 Officer
------------------------------------------------------------------------------------------------------------------------------------
                              2001    237,500 (4)    245,490 (7)     $  9,000            --       350,000       --           1,662
------------------------------------------------------------------------------------------------------------------------------------
                              2000    186,346 (5)         --            8,942            --            --       --           2,296
------------------------------------------------------------------------------------------------------------------------------------
 Elvie Lamar Weber,
 Chief Financial Officer (1)  2002    117,500 (3)         --            7,800            --            --       --              --
------------------------------------------------------------------------------------------------------------------------------------
                              2001     92,833 (4)     35,719 (7)        3,300            --       150,000       --              --
------------------------------------------------------------------------------------------------------------------------------------
                              2000     50,923             --               --            --       100,000       --              --
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
 Michael Samach, Chief        2002     67,500 (6)         --            4,500            --            --       --              --
 Financial Officer (2)
------------------------------------------------------------------------------------------------------------------------------------
                              2001    135,000 (6)         -- (8)        9,000            --       350,000       --              --
------------------------------------------------------------------------------------------------------------------------------------
                              2000    100,212             --            6,346            --       300,000       --              --
------------------------------------------------------------------------------------------------------------------------------------
 Jason Krouse, Executive      2002     44,984 (6)         --            3,600            --            --       --              --
 Vice President, Sales (2)
------------------------------------------------------------------------------------------------------------------------------------
                              2001    118,558 (6)         -- (8)        7,200            --       350,000       --           1,494
------------------------------------------------------------------------------------------------------------------------------------
                              2000     95,536          1,500            7,154            --            --       --             659
------------------------------------------------------------------------------------------------------------------------------------

--------------------
(1) Elvie Lamar Weber began serving as the Company's Chief Financial Officer on January 1, 2002.
(2) Michael Samach and Jason Krouse resigned their respective positions with the Company on December 19, 2001.
(3) Includes compensation for Brett Merl and Elvie Lamar Weber of $94,038 and $10,750, respectively, voluntarily deferred due to insufficient working capital.
(4) Includes compensation for Brett Merl and Elvie Lamar Weber of $87,500 and $14,333, respectively, voluntarily deferred due to insufficient working capital.
(5) Includes $37,500 of compensation voluntarily deferred by the named executive.
(6) In conjunction with the Company's current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Samach or Mr. Krouse. Accordingly, previously deferred compensation through the date of resignation is not included above. See Part I., Item 3., Legal Proceedings.
(7) Bonuses voluntarily deferred by the named executives due to insufficient working capital.
(8) In accordance with the Company's 2001 Executive Bonus Plan, the Company's By-laws, and its practice regarding accrual of bonuses, executives must be employed by the Company at the time the bonus is paid. Accordingly, Mr. Samach and Mr. Krouse effectively forfeited their deferred bonuses as a result of their resignations in December 2001.
(9) Represents amounts contributed to the account of the named executive officer under the Company's 401(k) Plan. The Company also provides health and dental programs which are available to all employees.


Long-Term Incentive Program

The Company's long-term incentive program consists of its 1997 Employee Stock Option Plan. Under the terms of the Plan the Compensation Committee of the Company's Board of Directors may grant executive officers and other key employees options to purchase shares of the Company's common stock at the fair market value at the option grant date. There were no options granted during fiscal 2002. As of the date hereof, options to acquire 1,116,754 shares of common stock are outstanding, at a weighted average price of $1.00 per share.

Option Grants in Last Fiscal Year

No options were granted in fiscal 2002

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

----------------------------------------------------------------------------------------------------------------------
                                                                   Number of Securities      Value of Unexercised In-
                                                                  Underlying Unexercised       the-Money Options at
                                                                  Options at Year-End (#)        Year-End ($) (1)
----------------------------------------------------------------------------------------------------------------------
       Name            Shares Acquired     Value                        Exercisable/               Exercisable/
                         on Exercise      Realized                     Unexercisable              Unexercisable
                             (#)            ($)
----------------------------------------------------------------------------------------------------------------------
 Brett Merl                  --              --                       315,423/116,667                $0 / $0
----------------------------------------------------------------------------------------------------------------------
 Elvie Lamar Weber           --              --                       166,667/ 83,333                $0 / $0
----------------------------------------------------------------------------------------------------------------------
 Michael Samach (2)          --              --                            --                        $0 / $0
----------------------------------------------------------------------------------------------------------------------
 Jason Krouse (2)            --              --                            --                        $0 / $0
----------------------------------------------------------------------------------------------------------------------
 Matt Cohen                  --              --                        67,164/ 0                     $0 / $0
----------------------------------------------------------------------------------------------------------------------

--------------------

(1) The year-end values represent the difference between (a) the fair market value of the Company's common stock underlying the options at June 30, 2002 (bid price of $0.08) and (b) the exercise prices of the options. "In-the-money" means that the fair market value of the underlying stock is greater than the option's exercise price on the valuation date, June 30, 2002. No options were on the money at June 30, 2002.

(2) Mr. Samach and Mr. Krouse resigned their respective positions with the Company on December 19, 2001. None of Mr. Samach's and Mr. Krouse's options were exercised and all of them were cancelled upon termination of employment.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table sets forth, as of August 31, 2002, the beneficial ownership of the Company's Common Stock by Directors and nominees for director, by each of the executive officers named in the Summary Compensation Table and all executive officers and directors as a group, and by each person known by the Company to be the beneficial owner of five percent or more of each class of our Common Stock. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

                                                                   Number of Shares                       Percentage
         Directors and Executive Officers             Beneficially Owned of Designated Class (1)   Ownership of Class (1)(2)
---------------------------------------------------   ------------------------------------------   -------------------------

Brett Merl, Chairman, Chief Executive Officer and          2,276,888 shares common stock (3)                 7.3%
Director

Elvie Lamar Weber, Chief Financial Officer                 166,667 shares of common stock (4)                0.5%

Matt Cohen, Director                                       92,164 shares common stock (5)                    0.3%

                                                                   Number of Shares                       Percentage
         Directors and Executive Officers             Beneficially Owned of Designated Class (1)   Ownership of Class (1)(2)
---------------------------------------------------   ------------------------------------------   -------------------------

All Executive Officers and Directors as a group - 3        2,535,719 shares common stock                     8.1%
persons

              Other Beneficial Owners
---------------------------------------------------

Walter Villeger                                            2,500,000 shares common stock                     8.0%
Hurdnerstr. 10
Postfach 1474
CH-8640 Hurden,
Switzerland

Storie Partners L.P.
c/o Howard, Rice, Newmerovski, Canady, Falk &              16,667 shares of Series A Convertible             5.6%
Rabkin                                                     Preferred Stock (6)
Three Embarcadero, 7th Floor,
San Francisco, CA 94111-4065                               1,000 shares of Series B Convertible
                                                           Preferred Stock (6)


--------------------------------------------------------------------------------

     (1) Includes the amount of common stock the beneficial owner has the right to acquire within 60 days from options, warrants or similar rights.

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

     (3) Includes 315,423 common shares issuable upon the exercise of vested options.

     (4) Represents the right to acquire 166,667 common shares issuable upon the exercise of vested options

     (5) Includes the right to acquire 67,164 common shares issuable upon the exercise of vested options, and 25,000 warrants for common stock.

     (6) Holding consists of 16,667 shares of Series A Convertible Preferred Stock, which are convertible into 1,666,770 shares of common stock; and 1,000 shares of Series B Convertible Preferred Stock, which are convertible into 100,000 shares of common stock. If both the Series A and Series B preferred stocks are converted, these shares would represent 5.6% of the common stock, on a fully diluted basis.


Executive Employment and Severance Agreements

The Company entered into an employment agreement with Brett Merl, effective as of July 1, 1997, that provides for him to serve as the Company's Chief Executive Officer. In December 2000, the Compensation Committee of the Board of Directors approved an amendment to the employment agreement, effective January 1, 2001. The employment agreement, as amended, has a term of three years, with an initial annual base salary of $250,000, thereafter to be increased annually by 10% of his base salary. Under the employment agreement, Mr. Merl also receives all standard Company employee benefits, including participation in the Company's stock option plan. The agreement also provides for participation in the Company's executive bonus plan, as approved by the Board of Directors. In the event of the termination of Mr. Merl's employment without "cause", as the term is defined in his agreement, he will be entitled to receive salary for three years, including earned and unpaid compensation deferred through the date of termination, health and dental benefits for one year following termination and a pro-rata portion of any annual bonus with respect to the fiscal year in which such termination occurs. In the event the termination is due to a "change in control", as defined in the agreement, Mr. Merl is entitled to receive a lump sum cash payment equal to three times his annual salary, and employee benefits coverage for a period of one year. Mr. Merl is also entitled to the same settlement if after the change in control the Company terminates his employment or he resigns, within 180 days of the effective change in control, because of reduction in his position, salary or benefits.

The Company entered into an employment agreement with Elvie Lamar Weber, effective as of January 1, 2002, that provides for her to serve as the Company's Chief Financial Officer, as approved by the Company's Board of Directors. The employment agreement has a term of three years, with an initial annual base salary of $135,000, thereafter to be increased annually by 10% of base salary. The agreement also provides that effective with the filing of the Company's Form 10-KSB for the year ended June 30, 2002, Ms. Weber shall receive a grant of options to purchase 1.0 million shares of the Company's common stock with the following vesting schedule: 200,000 options upon the filing of the Company's Form 10-KSB for the year ended June 30, 2002; 300,000 options one year from the effective date of the employment agreement; and 500,000 options two years from the effective date of the employment agreement. Ms. Weber also receives all standard Company employee benefits, including participation in the Company's stock option plan. The agreement also provides for participation in the Company's executive bonus plan, as approved by the Board of Directors. In the event of the termination of Ms. Weber's employment without "cause", as the term is defined in her agreement, she will be entitled to receive (i) the greater of salary for 6 months or the amount due under the remainder of the then current year's contract, including earned and unpaid compensation deferred through the date of termination, (ii) health and dental benefits for one year following termination, (iii) a pro-rata portion of any annual bonus with respect to the fiscal year in which such termination occurs (iv) and immediate vesting of all stock options granted through date of termination. In the event the termination is due to a "change in control", as defined in the agreement, Ms. Weber is entitled to receive a lump sum cash payment equal to one times her annual salary, and employee benefits coverage for a period of one year, if after the change in control the Company terminates Ms. Weber's employment.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

On December 16, 1997, Brett Merl subscribed for and was issued Company Common Stock in exchange for promissory notes amounting to $264,000, with an annual interest rate of 6%. The notes are due December 31, 2003, with the interest accrued thereon due December 31, 2010.

On December 16, 1997, Jason Krouse, a former executive officer and director, subscribed for and was issued Company Common Stock in exchange for a $132,000 promissory note, with an annual interest rate of 6%. The note is due December 31, 2003, with the interest accrued thereon due December 31, 2010. Mr. Krouse extended the Company a loan on October 27, 1999, in the amount of $50,000, bearing interest at a rate of 7% per annum and maturing on April 26, 2000. At June 30, 2002, $34,000 was outstanding on the loan.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

3(i)a. Articles of Amendment to the Articles of Incorporation of Bird Honomichl, Inc., dated November 20, 1998, are incorporated by reference to the Company's Form 10-SB filed November 18, 1999, are incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2000, filed November 28, 2000.

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

4(a) 1997 Stock Option Plan, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

4(b) Form of Warrants, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(a) Employment Agreement for Elvie Lamar Weber, Effective as of January 1, 2002, is filed herein.

10(b) Second Amendment to Lease Agreement dated September 2001 with ACP Office I LLC, is included herein.

10(c) Marketing Agreement with Protective Life Insurance Corporation, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(d) Lease Agreement, September 2001 with ACP Office I LLC, is incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2001, filed October 9, 2001.

11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 7. Financial Statements, Note 8, Net Loss per Share.

21       Subsidiaries of the Registrant is filed herein.

99(a) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEGAL CLUB OF AMERICA CORPORATION


Dated: September 27, 2002         By: /s/ BRETT MERL
                                      ------------------------------------------
                                      Brett Merl
                                      Chairman and Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Dated: September 27, 2002         By: /s/ BRETT MERL
                                      ------------------------------------------
                                      Brett Merl
                                      Chairman and Chief Executive Officer


Dated: September 27, 2002         By: /s/ ELVIE LAMAR WEBER
                                      ------------------------------------------
                                      Elvie Lamar Weber, Chief Financial Officer
                                      (Chief Accounting Officer)


Dated: September 27, 2002         By: /s/ MATT COHEN
                                      ------------------------------------------
                                      Matt Cohen, Director

                           Exhibits Table of Contents
                           --------------------------

Exhibit No.       Description
-----------       -----------

   10(a)          Employment Agreement for Elvie Lamar Weber effective as of
                  January 1, 2002
   10(b)          Second Amendment to Lease Agreement
   21             Subsidiaries of Registrant
   99(a)          Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
   99(b)          Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002