Form 10QSB
period 2002-09-30
LEGAL CLUB OF AMERICA CORP
filed 2002-11-15
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                    ---------


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ___________ to ____________

                        Commission file number: 000-28193


                        Legal Club of America Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               Colorado                                      84-1174969
     ----------------------------                          -------------
     (State or other jurisdiction                          (IRS Employer
   of Incorporation or Organization)                   Identification Number)


         8551 W. Sunrise Blvd., Suite 105                       33322
      ----------------------------------------                ----------
                  Plantation, FL                              (Zip Code)
      (Address of Principal Executive Offices)

                                 (954) 267-0920
                           ---------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 par value, 24,518,668 shares outstanding as of November 12, 2002.

Transitional Small Business Disclosure Format

Yes [ ]   No [X]

                        LEGAL CLUB OF AMERICA CORPORATION


                                   FORM 10-QSB


                                Table of Contents
                                -----------------



                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements  (Unaudited)
           Consolidated Balance Sheets........................................1
           Consolidated Statements of Operations..............................2
           Consolidated Statements of Cash Flows..............................3
           Notes to Consolidated Financial Statements......................4-13

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................14-21

   Item 3. Controls and Procedures...........................................21



PART II  OTHER INFORMATION

   Item 1. Legal Proceedings.................................................22
   Item 2. Changes in Securities and Use of Proceeds.........................22
   Item 3. Default Upon Senior Securities....................................22
   Item 6. Exhibits and Reports on Form 8-K..................................22

   Signatures................................................................24

   Exhibits..................................................................25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND JUNE 30, 2002

                                                                         September 30,     June 30,
                                                                             2002            2002
                                                                         ------------    ------------
                                                                          (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                              $     98,000    $    227,000
  Restricted cash                                                              40,000          40,000
  Accounts receivable, net of allowance for doubtful accounts of
    $310,000 at September 30, 2002 and $229,000 at June 30, 2002              938,000         971,000
  Advances and other assets                                                   108,000          69,000
                                                                         ------------    ------------

        TOTAL CURRENT ASSETS                                                1,184,000       1,307,000

LONG -TERM ASSETS
  Accounts receivable, net of allowance for doubtful accounts of
    $74,000 at September 30, 2002 and $91,000 at June 30, 2002                204,000         383,000
  Property and equipment, net                                                 370,000         422,000
  Other assets                                                                  9,000          12,000
                                                                         ------------    ------------

        TOTAL                                                            $  1,767,000    $  2,124,000
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                      $    564,000    $    628,000
   Accrued compensation and related expenses                                  391,000         470,000
  Accrued bonus                                                               299,000         299,000
   Current portion of long-term debt and capital leases                     3,018,000       2,804,000
   Interest payable                                                           930,000         817,000
  Other accrued expenses and liabilities                                      165,000         166,000
                                                                         ------------    ------------

        TOTAL CURRENT LIABILITIES                                           5,367,000       5,184,000
                                                                         ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                         5,000         224,000
                                                                         ------------    ------------

TOTAL LIABILITIES                                                           5,372,000       5,408,000
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
     40,000 shares designated Series A; 16,667, issued and outstanding
       at September 30, and June 30, 2002                                          --              --
     26,000 shares designated Series B; 2,160 issued and outstanding
       at September 30 and June 30, 2002                                           --              --
   Common stock, $0.0001 par value; 50,000,000 shares authorized;
     24,518,668 shares issued and outstanding at September 30 and
     June 30, 2002                                                              2,000           2,000
   Additional paid-in capital                                              12,909,000      12,887,000
   Deficit                                                                (15,512,000)    (15,175,000)
   Stock subscriptions, including interest receivable                        (510,000)       (504,000)
   Unearned premium commissions                                              (494,000)       (494,000)
                                                                         ------------    ------------

        STOCKHOLDERS' DEFICIT, NET                                         (3,605,000)     (3,284,000)
                                                                         ------------    ------------

        TOTAL                                                            $  1,767,000    $  2,124,000
                                                                         ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)


                                                           2002            2001
                                                       ------------    ------------
REVENUES:
   Membership fee income
         Worksites and consumers                       $    414,000    $    329,000
         Direct marketing                                    17,000         178,000
         Affinity                                            28,000          52,000
                                                       ------------    ------------
   Total membership fee income                              459,000         559,000
   Sales                                                         --          54,000
                                                       ------------    ------------

        TOTAL REVENUES                                      459,000         613,000
                                                       ------------    ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                                 --          54,000
   Compensation and employee benefits                       360,000         524,000
   Advertising and Marketing                                 30,000          18,000
   Professional fees                                         65,000          81,000
   Office, administrative, and general                      275,000         307,000
   Occupancy                                                 40,000          40,000
   Depreciation and amortization                             54,000          43,000
                                                       ------------    ------------

          TOTAL COSTS AND OPERATING EXPENSES                824,000       1,067,000
                                                       ------------    ------------

         LOSS FROM OPERATIONS                              (365,000)       (454,000)
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                           58,000         110,000
   Elimination of accrued expense to related parties         97,000              --
                                                       ------------    ------------
 Total other income                                         155,000         110,000
                                                       ------------    ------------

   Interest expense and other finance charges              (127,000)       (151,000)
                                                       ------------    ------------
          OTHER, NET                                         28,000         (41,000)

INCOME TAX BENEFIT                                               --              --
                                                       ------------    ------------

          NET LOSS                                     $   (337,000)   $   (495,000)
                                                       ============    ============


LOSS PER COMMON SHARE:

   Basic and Diluted                                   $      (0.01)   $      (0.02)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

   Basic and Diluted                                     24,518,668      20,845,594
                                                       ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)


                                                                   2002         2001
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(337,000)   $(495,000)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                54,000       43,000
      Provision for doubtful accounts                              98,000       95,000
      Amortization of debt discount                                 7,000        3,000
      Interest due from shareholders                               (6,000)      (6,000)
      Elimination of accrued expense to related parties           (97,000)          --
      Warrants issued for services                                 22,000           --
      Changes in certain assets and liabilities:
         Accounts receivable                                      121,000      195,000
         Inventory                                                     --       54,000
         Other assets                                             (42,000)      76,000
         Accounts payable                                         (65,000)     (31,000)
         Accrued compensation and related expenses                 18,000       48,000
         Interest payable                                         113,000      119,000
        Other accrued expenses and liabilities                         --      (82,000)
                                                                ---------    ---------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (114,000)      19,000
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                        (2,000)          --
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt and capital leases                (13,000)     (40,000)
                                                                ---------    ---------

          NET CASH USED IN FINANCING ACTIVITIES                   (13,000)     (40,000)
                                                                ---------    ---------

         NET DECREASE IN CASH AND CASH EQUIVALENTS               (129,000)     (21,000)

CASH AND CASH EQUIVALENTS, beginning of period                    227,000       39,000
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                        $  98,000    $  18,000
                                                                =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                  $   1,000    $   2,000
                                                                =========    =========
      Income taxes                                              $      --    $      --
                                                                =========    =========

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------

Organization

Legal Club of America Corporation (the "Company") has three operating divisions, Legal Club of America, ("LCOA"), Einstein Computer Corp. ("ECC") and Legal Club Financial Corp., d/b/a PeoplesChoice(TM)("LCF" or "PeoplesChoice").

LCOA, a division of the Company, provides members with access to a network of over 20,000 attorneys in all 50 states, Puerto Rico and the US Virgin Islands, who have contracted with LCOA to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership in LCOA provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives membership fees, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

LCF (d/b/a "PeoplesChoice") a wholly owned subsidiary of the Company, began to broker business to its insurance partners during the June 2002 quarter, by securing agent of record letters ("AOR"). The AOR letters provide the Company exclusive access to employers that wish to provide their employees with voluntary benefits, including LCOA products. LCF, a licensed insurance agency, is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes for the employer groups. After the interview process is completed, PeoplesChoice awards the employer group to one of its insurance carrier partners, who in turn award the employer group to an agent suitable for the enrollment process required. The PeoplesChoice voluntary product platform includes the carrier's products as well as the Company's legal product.

ECC, a wholly owned subsidiary of the Company, was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled EINSTEIN COMPUTER CORP. VS. GATEWAY, INC., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud in connection with Gateway's repudiation of its agreement with Einstein. See Note 8. In September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by MicronPC finances the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction, as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. To date there have been no sales under this program, and there can be no assurance that the Company's arrangement with MicronPC will achieve the market penetration, sales volume and success that the Gateway payroll deduction plan could have achieved. As such, ECC is pursuing financial institutions that would allow employees to purchase the personal computers using payroll deduction as the payment methodology.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2002, filed with the SEC on September 30, 2002. The financial statements as of and for the periods ended September 30, 2002 and 2001 are unaudited. The consolidated financial statements for the periods ended September 30, 2002 and 2001, have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results expected for the year ending June 30, 2003. See "Going Concern Considerations", below.

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

Restricted Cash. At September 30 and June 30, 2002, the Company had escrow deposits of $40,000 as collateral on an outstanding letter of credit relating to the Company's corporate office space lease. The letter of credit has a one-year renewable term. The funds are invested in a certificate of deposit and have been classified on the balance sheet as restricted cash.

Revenue Recognition and Credit Risks. Membership revenue from services provided to employees at the worksite is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer-based services are recognized in the period the services are provided.

Sales revenue from computer systems during the quarter ended September 30, 2001, was recorded upon shipment of the product to the customer. Cost of sales was recognized based on the number of units shipped during the period. During the June 2001 quarter the Gateway personal computers inventory had been written down to net realizable value.

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. At September 30, 2002, the remaining average life of the portfolio was approximately 17 months. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible.

Income Taxes. The Company has tax net operating losses carryforwards (NOLs) of approximately $11,833,000 expiring beginning 2011. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

Earnings (Loss) Per Share. SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company's common equivalent shares include the Series A convertible preferred stock, Series B convertible preferred stock, stock options and warrants. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations. See Note 5.

Statement of Comprehensive Income. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". A statement of comprehensive income is not included in the financial statements, as the Company has no items of other comprehensive income.

Segment Reporting. The Company has adopted SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments. Under SFAS No. 131, the Company's operations are defined as consisting of three operating segments.

Recent Accounting Pronouncement. In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisition of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and Interpretation No. 9". The provisions of SFAS 147 relate to the application of the purchase method of accounting to acquisition of financial institutions, except between two or more mutual enterprises. SFAS 147 is effective for acquisitions started on or after October 1, 2002. SFAS No. 147 will have no impact on the Company's financial position, results of operations or cash flows.

Reclassification. Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE, NET
---------------------------------

Accounts receivable, net, consists of the following at September 30 and June 30, 2002:


                                                   September 30,      June 30,
                                                       2002             2002
                                                   ------------    ------------
Current
      Accounts receivable                          $  1,248,000    $  1,200,000
      Allowance for doubtful accounts                  (310,000)       (229,000)
                                                   ------------    ------------
                                                   $    938,000    $    971,000
                                                   ============    ============

Long-term
      Accounts receivable                          $    278,000    $    474,000
      Allowance for doubtful accounts                   (74,000)        (91,000)
                                                   ------------    ------------
                                                   $    204,000    $    383,000
                                                   ============    ============

At September 30, 2002, the Company's accounts receivable were comprised of $136,000 relating to LCOA memberships and $1,390,000 relating to sales of Gateway personal computers by ECC. At June 30, 2002, the Company's accounts receivable were comprised of $121,000 relating to LCOA memberships and $1,553,000 relating to sales of personal computers by ECC.

In September 2000, ECC entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway through ECC's distribution channels to employees at the worksites. In February 2001, Gateway ended its relationship with the Company, and ECC was forced to abandon its payroll deduction program. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. ECC's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 3 and 8.

NOTE 3 - LONG-TERM OBLIGATIONS
------------------------------

At September 30 and June 30, 2002, long-term debt and capital leases consisted of the following:

                                                                            September 30,    June 30,
                                                                                2002           2002
                                                                            ------------   ------------
         Term loans with various original maturity dates through 1998
         Interest rates range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest
         only is payable monthly during the terms of the loans              $    127,000   $    127,000

         Term loans from a shareholder with interest rates of 9% and 12%,
         with original maturity dates on or before July 2000                      40,000         40,000

         Capital leases, with imputed interest rates ranging from 9% to
         22%, maturing at various dates through July 2003                         21,000         31,000

         Term loan from a shareholder bearing interest at 7%, originally
         due April 2000                                                           34,000         34,000

         Note agreement discounted at 4.75%, payable in monthly
         installments through February 2004                                       16,000         19,000

         Note and Security Agreement bearing interest at 15.5%,
         maturing September 2003                                               2,545,000      2,545,000

         Notes refinanced during fiscal years 2001 and 2002:

         12% Convertible Notes due December 2002                                 237,000        229,000

         9% Term loan from a shareholder, maturing September 2003
                                                                                   3,000          3,000
                                                                            ------------   ------------
                 Total long-term obligations                                   3,023,000      3,028,000
                      Less:  Current portion                                   3,018,000      2,804,000
                                                                           ------------   ------------

                        Long-term obligations                               $      5,000   $    224,000
                                                                            ============   ============

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its ECC subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement are collateralized by ECC's accounts receivable. Payments under this Note are to be made to Gateway from the monthly installment payments collected on ECC's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company has asserted a common law right of set off against Gateway and therefore these payments are not being made and are not being escrowed. The Company is presently in litigation with Gateway, regarding its prior business activities. Counsel to the Company believes that because discovery has just begun, it is too early in the litigation to form an opinion as to the likelihood of an unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. See Note 8.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans.

Interest expense for the three months ended September 30, 2002 and 2001 totaled $127,000 and $151,000, respectively.


NOTE 4 - CAPITAL STOCK
----------------------

In July 2002, the Company issued to two business partners warrants to purchase 100,000 shares of common stock each, at $0.10 per share. The value assigned for accounting purposes to the 200,000 warrants issued was $22,000. This amount has been included in additional paid-in capital. The warrants have a contractual life of five years.


NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

For the three months ended September 30, 2002 and 2001, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:


                                                    Three Months Ended
                                               -----------------------------
                                               September 30,    September 30,
                                                   2002             2001
                                               ------------     ------------

Common shares outstanding                        24,518,668       20,845,594
Effect of weighting                                      --               --
                                               ------------     ------------

Weighted average common shares outstanding
                                                 24,518,668       20,845,594
                                               ============     ============

Basic and diluted net loss per share for the three months ended September 30, 2002 and 2001, was calculated as follows:

                                                        Three Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2002            2001
                                                   ------------    ------------

Loss from operations                               $   (365,000)   $   (454,000)
Non-operating income (loss)                              28,000         (41,000)
                                                   ------------    ------------

Net loss                                           $   (337,000)   $   (495,000)
                                                   ============    ============

Basic and diluted loss per share from operations   $      (0.01)   $      (0.02)
Basic and diluted loss per share - non operating           0.00           (0.00)
                                                   ------------    ------------
Basic and diluted net loss per share               $      (0.01)   $      (0.02)
                                                   ============    ============
Weighted average common shares outstanding           24,518,668      20,845,594
                                                   ============    ============

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three months ended September 30, 2002 and 2001, include the following:

                                                         Three Months Ended
                                                     ---------------------------
                                                     September30,   September30,
                                                         2002           2001
                                                     ------------   ------------
Common stock options                                    1,116,754      2,270,023
Series A convertible preferred stock                    1,666,600      1,666,600
Series B convertible preferred stock                      216,000      1,216,000
Convertible debt                                          972,296        384,000
Warrants relating to issuance of-
     Common stock                                       1,050,000      1,050,000
     Series B preferred                                   395,600        395,600
     Convertible notes                                    172,800        172,800
     Other                                              1,620,000        895,000


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

In July 2002, in conjunction with its current litigation (see Note 8), the Company took the position that no accrued compensation is due and owing two former executives of the Company. Accordingly, during the September 2002 quarter, the Company eliminated $97,000 of related accrued compensation.

Pursuant to the Employment Agreement of the Company dated January 1, 2002, on October 1, 2002, the Company's Chief Financial Officer was granted options to purchase 1.0 million shares of common stock at the fair market value on date of grant, which was $0.05 on such date. The value of the 1.0 million options issued is $23,000. The options have a term of five years and vest over a period of two years as follow: 200,000 options become exercisable on the date of grant; 300,000 options become exercisable one year from the effective date of the employment agreement; and 500,000 options become exercisable two years from the effective date of the employment agreement.

NOTE 7 - SEGMENT INFORMATION
----------------------------

As of September 30, 2002, the Company has two reportable operating segments, LCOA and ECC, each of which operates in a single line of business. LCF operations are not expected to start until the March 2003 quarter. Also see Note 1, Organization and Note 8, Legal Proceedings.

                                                                  Consolidated
                                        LCOA            ECC           Total
                                     -----------    -----------    -----------
Revenues
  Quarter - September 2002           $   459,000    $        --    $   459,000
  Quarter - September 2001               559,000         54,000        613,000

Operating Income (Loss)
  Quarter - September 2002              (248,000)      (117,000)      (365,000)
  Quarter - September 2001              (384,000)       (70,000)      (454,000)

Segment Assets
  Quarter ended September 30, 2002       648,000      1,119,000      1,767,000
  Quarter ended September 30, 2001       776,000      2,127,000      2,903,000

Depreciation and Amortization
  Quarter - September 2002                33,000         21,000         54,000
  Quarter - September 2001                34,000          9,000         43,000


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Letters of Credit
-----------------

At September 30, 2002, the Company had a letter of credit totaling $40,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

Legal Proceedings
-----------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company and was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled EINSTEIN COMPUTER CORP. VS. GATEWAY, INC., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. On January 15, 2002, the U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. On or before February 11, 2002, ECC filed its second amended complaint. Gateway renewed its motion to dismiss ECC's complaint and the briefing on this matter was completed. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. The parties recently began discovery by exchanging documents that each may use to support their claims and defenses. An early neutral evaluation conference is currently scheduled to take place on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the possibility of early resolution of the action will be explored.

On July 1, 2002, LCOA, LCF, Legalclub.com, Inc., and ECC filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges that each Mr. Krouse and Mr. Samach breached the terms of their respective employment agreements, as well as breach of contract against National Accident Insurance Consultants, Inc. It also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, the Court granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Court's directives. On October 4, 2002, the Company filed its Amended Complaint adding additional counts and parties. On October 21, 2002, all Defendants joined in filing a Motion to Dismiss and/or Compel Separate Statements. A hearing on the Motion is scheduled for December 16, 2002, before the Court. On November 5, 2002, the Company filed an Emergency Motion for Temporary Injunction ("Motion"). The Court will hear the Motion on a non-jury docket in the near future. The parties have begun discovery in the matter and will expedite discovery that relates to the Motion.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.


NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On May 28, 2002, the Company signed an agreement with a business partner whereby AORs would be obtained by the business partner on behalf of LCF. For each $100,000 of insurance premium written from such referrals, the Company would issue the business partner warrants to purchase 22,000 shares of common stock at $0.01 per share. The issuance of the warrants was capped once the insurance premium level reached $25,000,000, or 5,500,000 warrants, and their issuance was contingent on performance under the agreement. At June 30, 2002, the value assigned for accounting purposes to the 5,500,000 contingently issuable warrants was $494,000, which was based on the fair market value of the Company's common stock the date the agreement was signed. This amount was included in additional paid-in capital and as a reduction to equity through Unearned Premium Commissions.

In October 2002, the above agreement was terminated. The Company will honor the memberships of currently enrolled members for the current paid term of each membership. The accounting entry for the warrants, recorded in fiscal year 2002, will be reversed in the second quarter of fiscal 2003. The Company entered into a new agreement in November 2002, pursuant to which the business partner will serve as an electronic business recruitment center for the Company and will perform the service of creating and sending 24 targeted email-advertising campaigns, at its own expense, on behalf of the Company. The term of the new agreement is for a period of two years until the 24 targeted email-advertising campaigns are completed. Upon completion of services to be performed by the business partner, the Company will issue warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.01 per share.

On October 1, 2002, the Compensation Committee of the Board of Directors approved the Employment Agreement for the Company's VP of Sales. Pursuant to the Employment Agreement, on October 1, 2002, the Company's VP of Sales was granted options to purchase 1.0 million shares of common stock at $0.01 per share. The value of the 1.0 million options issued is $42,000. The options have a contractual life of five years and vest over a one-year period as follow:
500,000 options become exercisable on the date of grant; 250,000 options become exercisable upon reaching the initial goal of $330,000 in insurance commissions earned by PeoplesChoice; and 250,000 options become exercisable upon reaching the first annual goal of $660,000 in insurance commissions for the quarter ending September 30, 2003.

On October 1, 2002, the Compensation Committee of the Board of Directors also approved granting 835,000 options on October 2, 2002, to employees of the Company to purchase shares of common stock at fair market value on date of grant, which was $0.05 on such date.

On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl the Chief Executive Officer and Elvie Lamar Weber the Chief Financial Officer, in lieu of voluntarily deferred compensation due to them for fiscal years 2000, 2001 and 2002. At September 30, 2002, amounts accrued on the balance sheet and due to the Chief Executive Officer and the Chief Financial Officer amounted to $435,431 and $60,802, respectively. Pursuant to accounting rules governing such options, the grant and measurement dates will not occur until the shareholders approve the option issuances. Based on the fair value of the Company's stock in mid-October 2002, the options to be issued to the CEO and CFO will total approximately 9,590,000. The actual number of options to be issued will depend on the fair value of the Company's stock at the time of the shareholders approval. The Chief Executive Officer's options will be exercisable at 110% of the fair value of the Company's stock at the grant and measurement date, and the Chief Financial Officer's options will be exercisable at the fair value of the Company's stock at the grant and measurement date. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval. The Company intends to seek approval of the 2002 Stock Option Plan, as well as the above described issuances, at the 2002 Annual Meeting to be held in January 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

During the three months ended September 30, 2002, the Company continued its efforts to increase LCOA revenues by developing marketing and sales initiatives and implementing initiatives started during fiscal 2002.

    PEOPLESCHOICE(TM). During the June 2002 quarter, Legal Club Financial Corp. ("LCF") d/b/a PeoplesChoice, a wholly owned subsidiary of the Company, began to broker business to its insurance partners by securing agent of record letters ("AOR") with employers that wish to provide voluntary benefit portfolios to their employees, and then awarding those AOR letters to their insurance carrier partners. In awarding the cases, PeoplesChoice insurance carriers agree to carry and sell LCOA Plans as part of their portfolios, external to the PeoplesChoice cases. In the future the Company plans to add other proprietary products to be offered at the workplace by PeoplesChoice

To date, PeoplesChoice has awarded two cases, representing over 317,000 employees, to various national insurance carriers and their General Agents ("GA"). Due to the complexity of coordinating the awarding of the cases to insurance carriers, the training and implementation of the enrollment process for each of the employee sites and PeoplesChoice's desire to obtain a large percentage of penetration at each presentation, some of its previously projected enrollment dates have been delayed.

During the three months ended September 30, 2002, PeoplesChoice awarded a national human resources outsourcing company with approximately 750 corporate clients and their 307,000 employees to two national insurance carriers. The GAs awarded the cases by the insurance carriers have agreed to include LCOA products on future employer group presentations external to this case. As of November 1, 2002, the training has been completed and enrollments have begun in the South East and the West Coast of the United States. Enrollments for employer groups in the North East are scheduled to begin in the March 2003 quarter. The Company expects revenues from this case to first be realized in May 2003.

PeoplesChoice also awarded its second voluntary benefits portfolio case, the United Food and Commercial Workers Union Local 204 (the "Local"), to various national insurance carriers and their GAs. This Local has approximately 8,000 union members residing in 16 corporations, which in total have approximately 100,000 employees. The Local's president has approved the offering of PeoplesChoice voluntary benefits portfolio to non-union employees in addition to union employees and is assisting PeoplesChoice in obtaining master applications from each employer group to allow for the presentation of the voluntary benefits portfolio to non-union employees. To date, PeoplesChoice has received approval to offer the voluntary benefits in a number of the companies, including a food processing plant with approximately 5,400 employees, 1,200 of them non-union. Enrollment of this employer group is expected to begin January 2003. The Company expects revenues from this case to first be realized in the June 2003 quarter. PeoplesChoice has also been granted access to employees of the South East regional operations of a large national food company, with over 1,000 union and non-union employees. This enrollment is being scheduled for December 2002, with revenues from this case expected to start being realized the latter part of the March 2003 quarter. PeoplesChoice has also secured the services of an enrollment company in Illinois that effectively uses outbound telemarketing to communicate employee benefits. They will be responsible for the November 2002 enrollment of the 2,600 Local members that are employed by a grocery store chain. The Company expects revenues from this case to be realized in the March 2003 quarter.

The president of the Local has also introduced the PeoplesChoice concept to several other union presidents representing approximately 270,000 union members. PeoplesChoice is currently attempting to secure AOR letters from each of the local presidents.

PeoplesChoice has also obtained an AOR letter from a South Florida furniture manufacturer and in turn awarded the case to a division of a national insurance carrier. It is anticipated that this 2,000-person employer group will begin enrollments during the March 2003 quarter.

   GENERAL AGENCY AGREEMENT. In September 2002, the Company executed agreements with a large General Agency ("GA"), a wholly owned subsidiary of a national insurance carrier. The agreement covers four separate sales initiatives. First - GA has been awarded 300 of LCOA's corporate clients, whose enrollments have declined in the past few years. PMA will be contacting these corporate clients on the Company's behalf, to effectuate re-enrollments, during which they will hopefully be able to introduce them to other voluntary benefits through PeoplesChoice. Second - The GA has a Life Pro initiative in which the GA's life agents will be calling on all of their 15,000 corporate clients and introducing LCOA products along side their universal life product. Third - LCOA's Family Legal Plan will be fully integrated into the GA's voluntary benefits product portfolio and become a staple in their agent sales process. Training for this initiative, on a national level, began in September in California and Ohio and will continue through the end of 2002. The GA has approximately 500 captured agents and approximately 15,000 corporate clients. Fourth - PeoplesChoice awarded the GA approximately 200 corporate clients of a national human resources outsourcing company. The GA is in the process of calling on these corporations to offer the PeoplesChoice voluntary product portfolio.

When the GA writes insurance business with either LCOA existing clients or in a PeoplesChoice case awarded to them, the Company will receive override commissions of 20% on all insurance premiums written.

   LEGALIQ. In the June 2002 quarter the Company entered into an agreement with Insurance IQ.com ("IIQ"), under which IIQ would market Legal IQ, a private label legal product. IIQ would solicit and recruit the agents to sell LegalIQ and the Company would receive membership fees for all Legal IQ business written and would pay commissions to IIQ. Through August 2002, 60 corporations expressed interest in having LegalIQ be implemented as an employee benefit; however, as of September 30, 2002, IIQ's marketing efforts appeared to have dropped off. In October 2002 the Company terminated its June 2002 agreement with IIQ and in November 2002 entered into a new agreement whereby IIQ will serve as an electronic business recruitment center for the Company and will perform the service of creating and sending 24 targeted email advertising campaigns, at its own expense, on behalf of the Company. The new agreement has a term of two years until the 24 targeted email advertising campaigns are completed. The targeted email advertising campaigns are expected to save the Company approximately $8,000 monthly or $96,000 annually in marketing costs.

   LCOA WORKSITES. During the September 2002 quarter, the Company continued to increase its national worksite marketing client base by adding several large employer groups with over 1,000 employees each. Enrollments from these companies are currently being processed, or will begin to be processed during the December 2002 quarter. The revenue from the September 2002 quarter enrollments should start being realized by the Company in the March 2003 quarter. Additionally, the December 2002 quarter has numerous reenrollments scheduled, for which the revenue will be realized by March 2003. The PeoplesChoice initiative has been responsible for strengthening the Company's insurance partner and GA relationships and has given the Company better exposure to each of the carriers independent agent bases. As such, the Company has begun to see a significant number of new agents writing business that had not done so previously.

Cost Savings Initiatives

In addition to the new marketing programs that the Company implemented during fiscal 2002 which are being worked on during fiscal 2003, as discussed above, the Company has continued to focus on reducing its cost of operations and restructuring its liabilities. During the September 2002 quarter, the Company reduced its operating expenses 22.8% compared with the same period in 2001. Additionally, on October 15, 2002, the Compensation Committee of the Board of Directors approved, as disclosed in Form 10-KSB for the year ended June 30,

2002, the issuance of non-qualified stock options to the Chief Executive Officer and the Chief Financial Officer, in lieu of voluntarily deferred compensation due them for fiscal years 2000, 2001 and 2002. The grants are subject to shareholder approval of the 2002 Stock Option Plan to be presented at the 2002 Annual Meeting. This will effectively reduce the Company's liabilities a total of $496,000, upon shareholder approval of the Plan. See Part I, Item 1. Note 9., Subsequent Events.

Gateway Litigation

As reported in Form 10-KSB for the year ended June 30, 2002, on July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled EINSTEIN COMPUTER CORP. VS. GATEWAY, INC., claiming damages in excess of $200 million. On August 7, 2002, the U.S. District Court denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway for breach of contract. On September 19, 2002, Gateway and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. The parties recently began discovery by exchanging documents that each may use to support their claims and defenses. An early neutral evaluation conference is currently scheduled to take place on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the possibility of early resolution of the action will be explored. See Part I, Item
1. Note 8., Legal Proceedings.

Results of Operations

QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

The following table sets forth the results of operations for the three months ended September 30, 2002 and 2001, which are discussed in more detail below:


                                                                     Change         Change
                                      2002            2001           Amount       Percentage
                                 --------------------------------------------
Revenues
  LCOA membership fees           $    459,000    $    559,000    $   (100,000)       (17.9)
  ECC PC sales                             --          54,000         (54,000)      (100.0)
                                 ------------    ------------    ------------
Total revenues                        459,000         613,000        (154,000)       (25.1)
Operating income (loss)              (365,000)       (454,000)         89,000         19.6
Non operating income (loss)            28,000         (41,000)         69,000        168.3
                                 ------------    ------------    ------------
   Net income (loss)             $   (337,000)   $   (495,000)   $    158,000         31.9
                                 ============    ============    ============

   Earnings (loss) per share
       Basic and fully diluted   $      (0.01)   $      (0.02)   $       0.01         50.0
                                 ============    ============    ============


For the three months ended September 30, 2002, the Company's operating loss decreased $89,000, or 19.6%, compared with the comparable quarter in 2001, primarily as a result of a $243,000, or 22.8%, reduction in the Company's operating expenses during the current quarter. The decline in the Company's net loss of $158,000, or 31.9%, during the September 2002 quarter, was attributable to reductions in operating expenses and non-recurring non-operating income.

Revenue decreased $154,000, or 25.1%, to $459,000 for the September 2002 quarter, compared with $613,000 in during the comparable quarter of 2001. LCOA revenue decreased $100,000, or 17.9% and the reduction in sales of personal computers by ECC contributed $54,000 to the decline in revenue.

The decrease in LCOA membership revenue during the three months ended September 2002, compared to the comparable period in 2001, was the result of (1) a decrease in direct marketing sales of $161,000, or 90.4%, to $17,000, compared with $178,000 in 2001, (2) a decrease in affinity sales of $24,000 or 46.2%, to $28,000 compared with $52,000 in 2001, offset in part by (3) an increase in worksite sales of $85,000, or 25.8%, to $414,000, compared with $329,000 in the comparable period in 2001.

The growth in worksite revenue was due to LCOA's worksite initiatives, re-enrollments of current employer groups and from increased penetration at the worksites. Direct marketing revenues declined because (1) two direct marketing organizations had difficulty maintaining their merchant accounts as a result of more stringent regulations covering the merchant services industry and (2) a national direct marketing corporation, with which LCOA does business, was acquired and has been restructuring its marketing strategy. As a result, LCOA business generated by this marketing corporation has been reduced significantly from 2001 levels. Although communication with the direct marketing corporation indicates that LCOA will continue to be a part of their future marketing plans, it appears that no new direct marketing initiatives will be put in place by the company.

Revenue from ECC's sales of Gateway computer systems and accessories totaled $54,000 during the September 2001 quarter, which represented sale of approximately 160 units at wholesale prices. There were no such sales during the September 2002 quarter. ECC began sales operations in the quarter ended December 31, 2000. In February 2001, Gateway ended its relationship with the Company. See
Part I, Item 1. Note 8., Legal Proceedings.

Cost of sales associated with sales of personal computers during the September 2001 quarter amounted to $54,000, which was equivalent to the sales price. During the June 2001 quarter the Gateway personal computers inventory had been written down to net realizable value.

Operating expenses, excluding cost of sales, for the three months ended September 30, 2002 decreased $189,000, or 18.7%, to $824,000 compared with $1,013,000 in the comparable period in 2001. This decrease was the result of reductions in the majority of the expense categories, principally in employee compensation and benefits costs.

Compensation and employee benefits decreased $164,000, or 31.3%, to $360,000, in 2002, compared with $524,000 during the same period in 2001. This reduction is due primarily to a reduction in per employee costs and a reduction in staff from 2001 levels. As a result of management's continuing efforts to lower the per-employee operational costs associated with marketing, servicing, and administering customers, the Company reduced its staff approximately 19.3%, eliminating 5 full-time positions and cutting back on its use of contract labor, from levels at September 30, 2001. The Company's average number of employees during the September 2002 quarter decreased 20.5% compared with the same period in 2001.

Advertising and marketing costs were $30,000 for the three months ended September 30, 2002 compared with $18,000 in 2001, an increase of $12,000, or 66.7%. The increase is associated primarily to the $22,000 value assigned for accounting purposes to the 200,000 warrants issued to two business partners in July 2002. This increase was offset in part with a reduction in trade show participation and a decrease in public relations marketing.

Professional fees amounted to $65,000 in 2002, compared with $81,000 in 2001, a decrease of $16,000, or 19.8%. The decrease was attributable mainly to lower expenditures for legal and accounting services during the 2002 quarter.

General and administrative expenses were $275,000 during the September 2002 quarter, a decrease of $32,000, or 10.4%, compared with $307,000 during the same period in 2001. This decrease was comprised principally of decreases in (1) printing costs ($12,000), (2) fulfillment and postage costs ($12,000), and (3) telecommunication expense ($5,000). The reduction in postage, printing costs and fulfillment expenses were mainly attributable to the decline in direct marketing enrollments by one of the Company's direct marketing business partners for which fulfillment services were provided.

Depreciation and amortization expenses amounted to $54,000 for the September 2002 quarter, compared with $43,000 for the comparable period in 2001, an increase of $11,000, or 25.6%. This increase was attributable to the acceleration of amortization associated with software development costs incurred in fiscal year 2001 to develop an operating platform for ECC's computer sales. As a result of Gateway ending its relationship with the Company in February 2001, amortization of ECC's operating platform has been adjusted to be amortized over the average remaining term of the ECC receivables.

Non-operating income (loss), net, amounted to income of $28,000 for the 2002 quarter, compared with net expenses of $41,000 during the same period in 2001.

Other income includes elimination of accrued expenses to related parties, and interest income. During the September 2002 quarter, the Company eliminated $97,000 of accrued compensation for two former executives who resigned in December 2001. In conjunction with the Company's current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to the former executives. Interest income amounted to $58,000 during the 2002 quarter, compared with $110,000 for the comparable period in 2001, a 47.3% decrease. This decrease in interest income was attributable to the maturing of the ECC loan portfolio, and a 17.6% increase in delinquency. It is the Company's policy to identify and place ECC impaired loans on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan.

Other expense during the September 2002 and 2001 quarters is comprised of interest expense. Interest expense amounted to $127,000 in 2002 compared with $151,000 in 2001, a decrease of $24,000, or 15.9%. The decrease in interest costs resulted from the payoff of notes since October 2001, as well as the prepayment of a capital lease obligation.

Liquidity and Capital Resources

The Company's principal sources of cash have historically been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers in fiscal year 2001.

The Company's liquidity and capital resources have been negatively impacted since the second half of fiscal year 2002 as a result of the loss of direct marketing revenue because of more stringent merchant services regulations. The Company's liquidity and capital resources were also negatively affected since the beginning of fiscal 2002 as a result of Gateway ending its relationship with ECC for sales of personal computers through the worksites. The loss of the Gateway relationship forced the Company to abandon its payroll deduction program, and the Company has been unable to obtain the same payment methodology with other vendors. As discussed in Recent Events, above, on August 7, 2002, the U.S. District Court denied Gateway's motion to dismiss ECC's second amended complaint for damages in excess of $200 million, brought against Gateway for breach of contract. On September 19, 2002, Gateway and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. The parties recently began discovery by exchanging documents that each may use to support their claims and defenses. An early neutral evaluation conference is currently scheduled to take place on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the possibility of early resolution of the action will be explored. See Part I., Item 1., Note 8, Legal Proceedings.

To curtail the loss of these liquidity sources, during the second half of fiscal 2002, the Company began to re-focus its marketing efforts in increasing the penetration of its LCOA products at the worksite and started new initiatives to expand its services at worksites by providing employer groups with voluntary benefits portfolios. The Company's worksite initiatives started in fiscal 2002 are currently being implemented.

Cash and cash equivalents, excluding restricted cash, was $98,000 at September 30, 2002 compared with $227,000 at June 30, 2002 and $18,000 at September 30, 2001.

Net cash of $114,000 was used for operating activities during the September 2002 quarter, compared with net cash of $19,000 provided by operations during the same period in 2001. Although net loss from operations was reduced $158,000, cash was used in operations as a result of decreases in collections of accounts receivable ($74,000) and interest ($46,000), principally from ECC receivables. See Results of Operations - Other Income, above. Cash was also used to pay down accounts payable, which payments increased $34,000 compared with the 2001 quarter and to acquire material inventory ($22,000) associated with new printed material relating to PeoplesChoice initiatives and new LCOA cases being enrolled. Additionally, other accrued expenses and liabilities decreased $82,000 compared with 2001. Cash flows used for investing activities amounted to $2,000. There were no capital expenditures during the comparable period in 2001. Cash flows used for financing activities decreased $27,000 for the September 2002 quarter compared to 2001 as a result of the repayment of debt and capital leases during fiscal year 2002.

The Company is at present meeting its current obligations from its weekly cash flows. However, due to insufficient cash generated from operations, the Company currently does not have cash available to pay its previously incurred accounts payable and other liabilities. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet future obligations. Although the Company is, from time to time, able to raise additional capital from sales of its common stock, as it did during the March and June 2002 quarters, which capital amounted to $253,000, there can be no assurances given that the Company will be able to raise additional capital. In fiscal year 2002, the Company also initiated efforts to restructure its liabilities and was successful in restructuring a $295,000 payable and eliminated accrued bonuses for two former executives, as a result of their resignations. During the September 2002 quarter the Company also eliminated from its balance sheet and future cash needs, accrued compensation for the two former executives, pursuant to current litigation relating to their resignations. The Company has continued its endeavors to restructure its balance sheet, and towards that end, the Chief Executive Officer and the Chief Financial Officer have accepted to receive stock options in lieu of voluntarily deferred compensation due them for fiscal years 2000, 2001 and 2002. At September 30, 2002, amounts accrued on the balance sheet and due the executive officers aggregated $496,000. The financial benefit of the grants, which are subject to shareholder approval of the 2002 Stock Option Plan at the 2002 Annual Meeting to be held in January 2003, will not be reflected on the balance sheet until the March 2003 quarter. The Company is currently attempting to restructure additional indebtedness. There can be no assurance that the Company will continue to be successful in its efforts to restructure its indebtedness. As such, if the Company is unsuccessful with its current revenue initiatives, cost savings strategies and balance sheet restructuring, the Company's ability to meet its future cash flows needs and its ability to continue as a going concern would be in jeopardy.

The Company is committed to seeking opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products. As discussed under "Recent Events", the Company instituted various initiatives during the second half of fiscal 2002 to increase LCOA revenues, among them is PeoplesChoice, which will offer employer groups voluntary benefits portfolio for their employees, and an agreement with a large national General Agent that will allow for increased penetration of LCOA Plans at the worksite. Management is also continuing to seek financial institutions willing to issue credit to consumers and accept payment through payroll deduction to restart its program of personal computer sales at the worksite. Without this vehicle, management would have to reconsider the company's ability to market personal computers in the workplace.

In addition to its expansion of marketing and sales initiatives, and its endeavors to restructure the balance sheet, mentioned previously, the Company has continued its cost savings initiatives reducing its operating expenses 22.8% during the September 2002 quarter. If the Company is unsuccessful with its current marketing and sales initiatives expansion, expense reductions and balance sheet restructuring, it could have an adverse impact on the Company's future cash flows and results of operations.

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

Although the Company has received working capital loans from related parties, there is no assurance that affiliated parties would be willing to make such loans in the future. The Company's Chairman of the Board and Chief Executive Officer, as well as a previous executive officer of the Company, have subscriptions for a total of 1.2 million shares of common stock. The subscription agreements are dated December 1997. The notes are due December 31, 2003, with the interest accrued thereon due December 31, 2010. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. The Company does not expect the subscriptions receivable to be paid prior to their maturity date, although the CEO has indicated the notes and accrued interest on the notes will be satisfied. The collection of the subscriptions receivable from a previous executive officer is presently being discussed.

The Company continues to be in default of certain of its debt agreements. The amount of debt in default totaled $201,000 at September 30 and June 30, 2002. See Part I, Item 1, Note 3- Long Term Obligations. These debt agreements have various original maturities from 1998 through July 2000. Accrued interest associated with the notes is also currently in default. As market conditions allow, management will continue its attempt to convert the remaining $127,000 principal amount of term loans to capital stock, at terms and conditions mutually agreed upon by the debt holder and the Company. However, there can be no assurances that the Company will be able to successfully continue converting the term loans at terms and conditions mutually acceptable. Additionally, the Company has asserted a common law right of set off against Gateway and therefore payments to Gateway under a Note and Security Agreement dated September 25, 2000 are not being made and are not being escrowed. The Company is presently in litigation with Gateway (see Part I, Item 1., Note 8, Legal Proceedings), regarding its prior business activities with Gateway. Counsel to the Company believes that because discovery has just begun, it is too early in the litigation to form an opinion as to the likelihood of an unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway.



Forward Looking Statements

The statements contained in this item, if not historical, are forward looking statements and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to the following factors: (a) changes in regulations in states where the Company does business; (b) the effectiveness of the Company's marketing strategies to significantly grow; (c) the ability of the Company to manage operations.

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


Item 3.  Controls and Procedures
         -----------------------

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1, Note 8, incorporated herein by reference, for a discussion of legal proceedings, and Form 10-KSB for the year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

Refer to Part I, Item 1, Note 4, incorporated herein by reference, for a discussion of the issuance of Common Stock warrants.

Item 3. Defaults Upon Senior Securities

The Company continues to be in default of certain of its term loan agreements. Refer to Part I, Item 1, Note 3, incorporated herein by reference, and Form 10-KSB for the year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits Filed

          11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1. Financial Statements, Note 5, Net Loss per Share.


         99(a) Certification by Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99(b) Certification by Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------





To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the management of the Company.

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

Pompano Beach, Florida
November 11, 2002

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002
                                        LEGAL CLUB OF AMERICA CORPORATION



                                        By: /s/ BRETT MERL
                                            -----------------------------------
                                            Brett Merl,
                                            Chairman and Chief Executive Officer


                                        By: /s/ ELVIE LAMAR WEBER
                                            ------------------------------------
                                            Elvie Lamar Weber,
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                           Exhibits Table of Contents
                           --------------------------

Exhibit No.          Description
-----------          -----------

       99 (a)        Certification by Chief Executive Officer            28
                     Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

       99 (b)        Certification by Chief Financial Officer            29
                     Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002