Form 10QSB/A
period 2002-09-30
LEGAL CLUB OF AMERICA CORP
filed 2002-11-18
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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

PART II.  OTHER INFORMATION


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

          99(c) Certification by Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002.

          99(d) Certification by Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002


          Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2002               LEGAL CLUB OF AMERICA CORPORATION



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

      99(c)       Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      99(d)       Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002