Form 10QSB
period 2002-12-31
LEGAL CLUB OF AMERICA CORP
filed 2003-02-14
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                    ---------


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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


             8551 W. Sunrise Blvd., Suite 105
         ----------------------------------------
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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 par value, 24,734,668 shares outstanding as of February 14, 2003.

Transitional Small Business Disclosure Format

Yes [ ]  No [X]

                        LEGAL CLUB OF AMERICA CORPORATION

                                   FORM 10-QSB

                                Table of Contents
                                -----------------



                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements  (Unaudited)
            Consolidated Balance Sheets...................................     1
            Consolidated Statements of  Operations........................     2
            Consolidated Statements of Cash Flows.........................     3
            Notes to Consolidated Financial Statements....................  4-14

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... 15-24

  Item 3. Controls and Procedures.........................................    24



PART II   OTHER INFORMATION

  Item 1. Legal Proceedings...............................................    25
  Item 2. Changes in Securities and Use of Proceeds.......................    25
  Item 3. Default Upon Senior Securities..................................    25
  Item 5. Other...........................................................    25
  Item 6. Exhibits and Reports on Form 8-K................................ 25-26

  Signatures..............................................................    28

  Exhibits................................................................    29

PART I.  FINANCIAL INFORMATION

ITEM. 1  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND JUNE 30, 2002

                                                                                 December 31,      June 30,
                                                                                     2002            2002
                                                                                 ------------    ------------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $     44,000    $    227,000
  Restricted cash                                                                      40,000          40,000
  Accounts receivable, net of allowance for doubtful accounts of $367,000
    at December 31, 2002 and $229,000 at June 30, 2002                                856,000         971,000
  Advances and other assets                                                            84,000          69,000
                                                                                 ------------    ------------

        TOTAL CURRENT ASSETS                                                        1,024,000       1,307,000

LONG-TERM ASSETS
  Accounts receivable, net of allowance for doubtful accounts of $59,000 at
    December 31, 2002 and $91,000 at June 30, 2002                                    120,000         383,000
  Property and equipment, net                                                         317,000         422,000
  Other assets                                                                         10,000          12,000
                                                                                 ------------    ------------

        TOTAL                                                                    $  1,471,000    $  2,124,000
                                                                                 ============    ============

  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERED STOCK AND STOCKHOLDERS' DEFICIT
  ----------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $    500,000    $    642,000
  Accrued compensation and related expenses                                           452,000         470,000
  Accrued bonus                                                                       299,000         299,000
  Current portion of long-term debt and capital leases                              2,799,000       2,804,000
  Interest payable                                                                  1,011,000         817,000
  Other accrued expenses and liabilities                                              148,000         152,000
                                                                                 ------------    ------------

        TOTAL CURRENT LIABILITIES                                                   5,209,000       5,184,000
                                                                                 ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                                 2,000         224,000
                                                                                 ------------    ------------

TOTAL LIABILITIES                                                                   5,211,000       5,408,000
                                                                                 ------------    ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES C
  125,000 shares designated Series C: 110,202 shares issued and outstanding           254,000              --
                                                                                 ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
    40,000 shares designated Series A; 16,667, issued and outstanding
      at December 31,  2002 and June 30, 2002                                              --              --
    26,000 shares designated Series B; no shares outstanding at
      December 31, 2002 and 2,160 outstanding at June 30, 2002                             --              --
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
    24,734,668 shares outstanding at December 31, 2002 and 24,518,668
      outstanding at June 30, 2002                                                      2,000           2,000
  Additional paid-in capital                                                       12,429,000      12,887,000
  Deficit                                                                         (15,909,000)    (15,175,000)
  Stock subscriptions, including interest receivable                                 (516,000)       (504,000)
  Unearned premium commissions                                                             --        (494,000)
                                                                                 ------------    ------------

        STOCKHOLDERS' DEFICIT, NET                                                 (3,994,000)     (3,284,000)
                                                                                 ------------    ------------

        TOTAL                                                                    $  1,471,000    $  2,124,000
                                                                                 ============    ============

               See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                      ----------------------------    ----------------------------
                                                      December 31,    December 31,    December 31,    December 31,
                                                          2002            2001            2002            2001
                                                      ------------    ------------    ------------    ------------
REVENUES:
  Membership fee income
     Worksites and consumers                          $    420,000    $    375,000    $    834,000    $    704,000
     Direct marketing                                       16,000          91,000          33,000         269,000
     Affinity                                               24,000          31,000          52,000          83,000
                                                      ------------    ------------    ------------    ------------
  Total membership fee income                              460,000         497,000         919,000       1,056,000
  Sales                                                         --              --              --          54,000
                                                      ------------    ------------    ------------    ------------

     TOTAL REVENUES                                        460,000         497,000         919,000       1,110,000
                                                      ------------    ------------    ------------    ------------

COSTS AND OPERATING EXPENSES:
  Cost of sales                                                 --              --              --          54,000
  Compensation and employee benefits                       393,000         472,000         753,000         996,000
  Commissions                                              119,000          89,000         217,000         182,000
  Advertising and Marketing                                 13,000          14,000          43,000          32,000
  Professional fees                                         69,000          76,000         134,000         157,000
  Office, administrative, and general                      164,000         191,000         341,000         405,000
  Occupancy                                                 38,000          44,000          78,000          85,000
  Depreciation and amortization                             54,000          43,000         108,000          86,000
                                                      ------------    ------------    ------------    ------------

     TOTAL COSTS AND OPERATING EXPENSES                    850,000         929,000       1,674,000       1,997,000

                                                      ------------    ------------    ------------    ------------
     LOSS FROM OPERATIONS                                 (390,000)       (432,000)       (755,000)       (887,000)
                                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                           72,000         101,000         130,000         211,000
  Miscellaneous income                                      48,000              --          48,000              --
  Elimination of accrued expense to related parties             --              --          97,000              --
                                                      ------------    ------------    ------------    ------------
Total other income                                         120,000         101,000         275,000         211,000
                                                      ------------    ------------    ------------    ------------

  Interest expense and other finance charges              (127,000)       (167,000)       (254,000)       (318,000)
                                                      ------------    ------------    ------------    ------------
     OTHER, NET                                             (7,000)        (66,000)         21,000        (107,000)

INCOME TAX BENEFIT                                              --              --              --              --
                                                      ------------    ------------    ------------    ------------

     NET LOSS                                         $   (397,000)   $   (498,000)   $   (734,000)   $   (994,000)
                                                      ============    ============    ============    ============


LOSS PER COMMON SHARE:
  Basic and Diluted                                   $      (0.02)   $      (0.02)   $      (0.03)   $      (0.05)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
  Basic and Diluted                                     24,521,016      21,463,668      24,519,842      21,154,631
                                                      ============    ============    ============    ============

               See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (Unaudited)

                                                                                                  2002         2001
                                                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                     $(734,000)   $(994,000)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                                108,000       86,000
    Provision for doubtful accounts                                                              139,000      146,000
    Amortization of debt discount                                                                 14,000       12,000
    Interest due from shareholders                                                               (12,000)     (12,000)
    Elimination of accrued expense to related parties                                            (97,000)          --
    Warrants and stock issued for services                                                        25,000           --
    Options issued to employee below fair market value                                            15,000
    Fair value of shares issued to investors for securitizing letter of credit                        --       25,000
    Changes in certain assets and liabilities:
      Accounts receivable                                                                        245,000      418,000
      Inventory                                                                                       --       54,000
      Other assets                                                                               (19,000)      81,000
      Accounts payable                                                                          (142,000)     (87,000)
      Accrued compensation and related expenses                                                   79,000      102,000
      Interest payable                                                                           227,000      233,000
      Other accrued expenses and liabilities                                                      (4,000)     (13,000)
                                                                                               ---------    ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (156,000)      51,000
                                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITY:
  Purchase of property and equipment                                                              (3,000)      (2,000)
                                                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and capital leases                                                (24,000)     (73,000)
                                                                                               ---------    ---------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (183,000)     (24,000)

CASH AND CASH EQUIVALENTS, beginning of period                                                   227,000       39,000
                                                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                                       $  44,000    $  15,000
                                                                                               =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                   $   1,000    $   8,000
                                                                                               =========    =========
    Income taxes                                                                               $      --    $      --
                                                                                               =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of 12% Convertible Notes, including interest, into 100,184 shares of
    Series C Redeemable Convertible Preferred Stock                                            $ 250,000
  Conversion of 2,160 shares of Series B Preferred Stock into 216,000 shares of Common Stock     315,000
  Fair value of common shares issued to Convertible Note holders for
    modifying and extending the agreement                                                                   $  37,000
  Fair value of common shares issued to investors for funds advanced to
    securitize letter of credit                                                                                25,000

               See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2002 AND 2001 (Unaudited)


NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
-----------------------------------------------------------------------
         ACCOUNTING POLICIES
         -------------------

Organization

Legal Club of America Corporation (the "Company") has three operating subsidiaries, Legal Club of America ("LCOA"), Einstein Computer Corp. ("ECC") and Legal Club Financial Corp., d/b/a PeoplesChoice(TM)("LCF" or
"PeoplesChoice").

LCOA, provides members with access to a network of over 20,000 attorneys in all 50 states, Puerto Rico and the US Virgin Islands, who have contracted with LCOA to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership in LCOA provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives membership fees, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

LCF (d/b/a "PeoplesChoice"), a wholly owned subsidiary of the Company, began to broker business to its insurance partners during the June 2002 quarter, by securing agent of record letters ("AOR"). The AOR letters provide the Company exclusive access to employers that wish to provide their employees with voluntary benefits, including LCOA products. LCF, a licensed insurance agency, is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes for the employer groups. After the interview process is completed, PeoplesChoice awards the employer group to one of its insurance carrier partners, who in turn award the employer group to an agent suitable for the enrollment process required. The PeoplesChoice voluntary product platform includes the carrier's products as well as the Company's legal product.

ECC, a wholly owned subsidiary of the Company, was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud in connection with Gateway's repudiation of its agreement with Einstein. See Note 9. In September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by MicronPC finances the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. To date there have been no sales under this program, and there can be no assurance that the Company's arrangement with MicronPC will achieve the market penetration, sales volume and success that the Gateway payroll deduction plan could have achieved. As such, ECC is pursuing financial institutions that would allow employees to purchase the personal computers using payroll deduction as the payment methodology.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2002, filed with the SEC on September 30, 2002. The financial statements as of and for the periods ended December 31, 2002 and 2001 are unaudited. The consolidated financial statements for the periods ended December 31, 2002 and 2001, have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three and six months ended December 31, 2002, are not necessarily indicative of the results expected for the year ending June 30, 2003. See "Going Concern Considerations", below.

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

Restricted Cash. At December 31 and June 30, 2002, the Company had escrow deposits of $40,000 as collateral on an outstanding letter of credit relating to the Company's corporate office space lease. The letter of credit has a one-year renewable term. The funds are invested in a certificate of deposit and have been classified on the balance sheet as restricted cash.

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

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. At December 31, 2002, the remaining average life of the portfolio was approximately 15 months. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible.

Income Taxes. The Company has tax net operating losses carryforwards (NOLs) of approximately $11,833,000 expiring beginning 2011. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

Earnings (Loss) Per Share. SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. At December 31, 2002, the Company's common equivalent shares include the Series A convertible preferred stock, Series C redeemable convertible preferred stock, stock options and warrants. At December 31, 2002, all remaining Series B convertible preferred stock was converted to common shares. (See Note 5). The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations. See Note 6.

Weighted average number of shares used to compute basic and diluted loss per share in this financial statement is the same for all periods presented since the effect of dilutive securities is anti-dilutive.

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

Recent Accounting Pronouncements. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This SFAS amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for those companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to provide disclosure requirements, in both annual and interim financial statements, about the method used and the effect it has on a company's results of operations. The Company will continue to account for its employee stock based compensation plan under the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" and will adopt the disclosure requirements of SFAS No. 148. SFAS 148 is effective for fiscal years beginning after December 15, 2002, and will not have a material impact on the Company's financial position, results of operations or cash flows.

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


NOTE 2 - ACCOUNTS RECEIVABLE, NET
---------------------------------

Accounts receivable, net, consists of the following at December 31 and June 30, 2002:

                                               December 31,      June 30,
                                                   2002            2002
                                               -----------     -----------
     Current
        Accounts receivable                    $ 1,223,000     $ 1,200,000
        Allowance for doubtful accounts           (367,000)       (229,000)
                                               -----------     -----------
                                               $   856,000     $   971,000
                                               ===========     ===========

     Long-term
        Accounts receivable                    $   179,000     $   474,000
        Allowance for doubtful accounts            (59,000)        (91,000)
                                               -----------     -----------
                                               $   120,000     $   383,000
                                               ===========     ===========

At December 31, 2002, the Company's accounts receivable were comprised of $152,000 relating to LCOA memberships and $1,250,000 relating to sales of Gateway personal computers by ECC. At June 30, 2002, the Company's accounts receivable were comprised of $121,000 relating to LCOA memberships and $1,553,000 relating to sales of personal computers by ECC.

In September 2000, ECC entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway through ECC's distribution channels to employees at the worksites. In February 2001, Gateway ended its relationship with the Company, and ECC was forced to abandon its payroll deduction program. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. ECC's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 3 and 9.

NOTE 3 - LONG-TERM OBLIGATIONS
------------------------------

At December 31 and June 30, 2002, long-term debt and capital leases consisted of the following:

                                                                       December 31,   June 30,
                                                                           2002         2002
                                                                        ----------   ----------
     Term loans with various original maturity dates through 1998       $  127,000   $  127,000
     Interest rates range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest only is payable monthly during the terms of the loans

     Term loans from a shareholder with interest rates of 9% and
     12%, with original maturity dates on or before July 2000               40,000       40,000

     Capital leases, with imputed interest rates ranging from 9% to
     22%, maturing at various dates through July 2003                       13,000       31,000

     Term loan from a shareholder bearing interest at 7%, originally
     due April 2000                                                         34,000       34,000

     Note agreement discounted at 4.75%, payable in monthly
     installments through February 2004                                     14,000       19,000

     Note and Security Agreement bearing interest at 15.5%,
     maturing September 2003                                             2,545,000    2,545,000

     Notes refinanced during fiscal years 2001 and 2002:

     12% Convertible Notes due December 2002                                25,000      229,000

     9% Term loan from a shareholder, maturing September 2003
                                                                             3,000        3,000
                                                                        ----------   ----------
          Total long-term obligations                                    2,801,000    3,028,000
               Less: Current portion                                     2,799,000    2,804,000
                                                                        ----------   ----------

               Long-term obligations                                    $    2,000   $  224,000
                                                                        ==========   ==========

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its ECC subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement are collateralized by ECC's accounts receivable. Payments under this Note are to be made to Gateway from the monthly installment payments collected on ECC's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company is presently in litigation with Gateway regarding its prior business activities. The Company has asserted a common law right of set off against Gateway in this litigation and therefore payments on the Note are not being made and are not being escrowed. Counsel to the Company believes that because discovery has just begun, it is too early in the litigation to form an opinion as to the likelihood of an unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. See Note 9.

During the quarter ended December 31, 2002, the Company's 12% Convertible Notes matured and $218,000 principal amount of the Notes and $32,000 in accrued interest, were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. See Note 4. At December 31, 2002, one 12% Convertible Note for

$25,000 remains outstanding. The Company expects that the Note will be converted to Series C stock during the March 2003 quarter.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans.

Interest expense relating to the Company's debt totaled $121,000 and $243,000, for the three and six months ended December 31, 2002, respectively. Interest expense relating to the Company's debt totaled $151,000 and $287,000, respectively, for the three and six months ended December 31, 2001.


NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK
-----------------------------------------------

During the quarter ended December 31, 2002, $250,000 of the Company's 12% Convertible Notes, including $32,000 of accrued interest, were converted to into 100,184 shares of Series C stock at a conversion price of $2.50 per share.

The Series C stock is redeemable, in the event that the Company receives an infusion of capital, from any source, in excess of $250,000; however, capital used for the redemptions is not to exceed 15% of the proceeds received. The shares are redeemable during 2003 at $2.60 per share, during 2004 at $2.76 per share and thereafter at $3.03 per share.

At the option of the holder, each share of Series C stock is convertible into ten (10) shares of the Company's common stock. The Series C stock entitles the holder to receive dividends, if and when declared by the Company's Board of Directors on the common stock, and to vote, in each case as if the Series C stock had been converted to common stock on the record date. The Series C stockholders have a liquidation preference of $2.50 per share over the holders of common stock, but this preference is junior to the preference of the Company's Series A Convertible Preferred Stock.

As part of the conversion, a broker received a 10% fee in the form of Series C stock. The value assigned to the 10,018 shares issued was $3,000, or $0.03 per common stock equivalent share, the fair value of the common stock on date of issuance. The broker's shares were valued based on the common share equivalent, as they do not have redemption rights.


NOTE 5 - CAPITAL STOCK
----------------------

On December 31, 2002, all Series B Convertible Preferred Stock ("Series B stock") not previously converted by the holders into Common Stock, automatically converted in accordance with the Automatic Conversion provision of the Series B subscription agreement. At December 30, 2002 there were 2,160 Series B stock. Each share of Series B stock was convertible into 100 shares of common stock. On December 31, 2002, the outstanding shares of Series B stock were converted into 216,000 shares of common stock.

On December 2, 2002, the Compensation Committee of the Board of Directors approved granting 60,000 options on December 3, 2002, to management employees of the Company to purchase shares of common stock at fair value on date of grant, which was $0.04 on such date. See Note 7. On October 1, 2002, the Compensation Committee of the Board of Directors approved granting 835,000 options on October 2, 2002, to employees of the Company to purchase shares of common stock at fair value on date of grant, which was $0.05 on such date.

On May 28, 2002, the Company signed an agreement with a business partner whereby AORs would be obtained by the business partner on behalf of LCF. For each $100,000 of insurance premium written from such referrals, the Company would issue the business partner warrants to purchase 22,000 shares of common stock at

$0.01 per share. The issuance of the warrants was capped once the insurance premium level reached $25,000,000, or 5,500,000 warrants, and their issuance was contingent on performance under the agreement. At June 30, 2002, the value assigned for accounting purposes to the 5,500,000 contingently issuable warrants was $494,000, which was based on the fair value of the Company's common stock the date the agreement was signed. This amount was included in additional paid-in capital and as a reduction to equity through Unearned Premium Commissions. In October 2002, the above agreement was terminated. The accounting entry for the warrants, recorded in fiscal year 2002, was reversed during the quarter ended December 31, 2002. The Company will honor the memberships of enrolled members for the current paid term of each membership.

The Company entered into a new agreement in November 2002, pursuant to which the business partner will serve as an electronic business recruitment center for the Company and will perform the service of creating and sending 24 targeted email-advertising campaigns, at its own expense, on behalf of the Company. The term of the new agreement is for a period of two years until the 24-targeted email-advertising campaigns are completed. Upon completion of services to be performed by the business partner, the Company will issue warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.01 per share.

In July 2002, the Company issued to two business partners exercisable and non-forfeitable warrants to purchase 100,000 shares of common stock each, at $0.10 per share. The value assigned for accounting purposes to the 200,000 warrants issued was $22,000. This amount has been included in additional paid-in capital. The warrants have a contractual life of five years.


NOTE 6 - NET LOSS PER COMMON SHARE
----------------------------------

For the three and six months ended December 31, 2002 and 2001, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                  Three Months   Three Months   Six Months     Six Months
                                     Ended          Ended         Ended          Ended
                                  December 31,   December 31,  December 31,   December 31,
                                      2002           2001          2002           2001
                                  -----------    -----------   -----------    -----------

Common shares outstanding          24,734,668     21,463,668    24,734,668     21,463,668
Effect of weighting                  (213,652)            --      (214,826)      (309,037)
                                  -----------    -----------   -----------    -----------

Weighted average common shares
outstanding                        24,521,016     21,463,668    24,519,842     21,154,631
                                  ===========    ===========   ===========    ===========


Basic and diluted net loss per share for the three and six months ended December 31, 2002 and 2001, was calculated as follows:

                                 Three Months    Three Months     Six Months      Six Months
                                    Ended           Ended           Ended           Ended

                                 December 31,    December 31,    December 31,    December 31,
                                     2002            2001            2002            2001
                                 ------------    ------------    ------------    ------------

Loss from operations             $   (445,000)   $   (498,000)   $   (879,000)   $   (994,000)
Non-recurring, non-operating
income (loss)                          48,000              --         145,000              --
                                 ------------    ------------    ------------    ------------

Net loss                         $   (397,000)   $   (498,000)   $   (734,000)   $   (994,000)
                                 ============    ============    ============    ============

Basic and diluted loss per
share from operations            $      (0.02)   $      (0.02)   $      (0.04)   $      (0.05)
Basic and diluted loss per
share - non operating                    0.00            0.00            0.01            0.00
                                 ------------    ------------    ------------    ------------
Basic and diluted net loss per
share                            $      (0.02)   $      (0.02)   $      (0.03)   $      (0.05)
                                 ============    ============    ============    ============
Weighted average common shares
outstanding                        24,521,016      21,463,668      24,519,842      21,154,631
                                 ============    ============    ============    ============

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three and six months ended December 31, 2002 and 2001, include the following:

                                          Three and Six Months    Three and Six Months
                                                 Ended                   Ended
                                           December 31, 2002       December 31, 2001
                                          --------------------    --------------------
Common stock options                            3,491,754               1,116,754
Series A convertible preferred stock            1,666,667               1,666,667
Series B convertible preferred stock                   --               1,216,000
Series C convertible preferred stock            1,102,017                      --
Convertible debt                                  101,315                 972,296
Warrants relating to issuance of-
   Common stock                                 1,050,000               1,050,000
   Series B preferred                             395,600                 395,600
   Convertible notes                              172,800                 172,800
   Other                                        1,620,000                 895,000


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

In November 2002, the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003, the period in which the Company expects to be in a positive cashflow position. At December 31, 2002, amounts expensed and deferred under this agreement totaled $16,000. On December 2, 2002, the Compensation Committee of the Board of Directors approved a grant of 60,000 options on December 3, 2002, and the Company issued said options to management employees in exchange for agreeing to defer compensation until 2003. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensation by $30,000 each, until the Company is in a positive cashflow position, which is expected to be in mid 2003. No stock options were granted to the Chief Executive Officer and the Chief Financial Officer for this consideration.

On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl the Chief Executive Officer and Elvie Lamar Weber the Chief Financial Officer, in lieu of voluntarily deferred compensation due to them for fiscal years 2000, 2001 and 2002. Through December 31, 2002, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2003, and due to the Chief Executive Officer and the Chief Financial Officer amounted to $460,809 and $71,629, respectively. Pursuant to accounting rules governing such options, the grant and measurement dates will not occur until the shareholders approve the option issuances. The actual number of options to be issued will depend on the fair value of the Company's stock at the time of shareholder approval. The Chief Executive Officer's options will be exercisable at 110% of the fair value of the Company's stock at the grant and measurement date, and the Chief Financial Officer's options will be exercisable at the fair value of the Company's stock at the grant and measurement date. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval. The Company intends to seek approval of the 2002 Stock Option Plan, as well as the above-described issuances, at the Annual Meeting to be held in 2003.

Pursuant to the Employment Agreement with the Company dated January 1, 2002, on October 1, 2002, the Company's Chief Financial Officer was granted options to purchase 1.0 million shares of common stock at the fair value on date of grant, which was $0.05 on such date. The value of the 1.0 million options issued was $23,000. The options have a term of five years and vest over a period of two years as follows: 200,000 options become exercisable on the date of grant; 300,000 options become exercisable one year from the effective date of the employment agreement; and 500,000 options become exercisable two years from the effective date of the employment agreement.

On October 1, 2002, the Compensation Committee of the Board of Directors approved the Employment Agreement for LCF's VP of Sales. Pursuant to the Employment Agreement, on October 1, 2002, LCF's VP of Sales was granted options to purchase 500,000 shares of common stock at $0.01 per share. These options have a contractual life of five years and are immediately exercisable. The value, for accounting purposes, of the 500,000 options was $15,000. This amount has been recorded as compensation expense and is included in additional paid-in capital. Pursuant to the Employment Agreement, the VP of Sales has the right to receive future grants of options, at $0.01 per share, if future performance goals are reached; these options will be measured and recorded as compensation, if granted. Prior to the effective date of the Employment Agreement, the Company had advanced commissions and loaned a total amount of $25,000 to LCF's VP of Sales. These amounts bear interest at a rate of 6%, and will be reimbursed within the next twelve months.

In July 2002, in conjunction with its current litigation (see Note 9), the Company took the position that no accrued compensation is due and owing to two former executives of the Company. Accordingly, during the September 2002 quarter, the Company eliminated $97,000 of related accrued compensation.


NOTE 8 - SEGMENT INFORMATION
----------------------------

As of December 31, 2002, the Company has two reportable operating segments, LCOA and ECC, each of which operates in a single line of business. LCF will also qualify as a segment; however, its operations are not expected to start until the March 2003 quarter. Also see Note 1, Organization and Note 9, Legal Proceedings.

                                                                    Consolidated
                                          LCOA           ECC           Total
                                      -----------    -----------    -----------

Revenues
  Quarter - December 2002             $   460,000    $        --    $   460,000
  Quarter - December 2001                 497,000             --        497,000

  Six Months - December 2002              919,000             --        919,000
  Six Months - December 2001            1,056,000         54,000      1,110,000

Operating Income (Loss)
  Quarter - December 2002                (303,000)       (87,000)      (390,000)
  Quarter - December 2001                (329,000)      (103,000)      (432,000)

  Six Months - December 2002             (552,000)      (203,000)      (755,000)
  Six Months - December 2001             (714,000)      (173,000)      (887,000)

Segment Assets
  Quarter ended December 31, 2002         562,000        909,000      1,471,000
  Quarter ended December 31, 2001         692,000      1,888,000      2,580,000

Depreciation and Amortization
  Quarter - December 2002                  33,000         21,000         54,000
  Quarter - December 2001                  34,000          9,000         43,000

  Six Months - December 2002               66,000         42,000        108,000
  Six Months - December 2001               67,000         19,000         86,000


NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Letters of Credit
-----------------

At December 31, 2002, the Company had a letter of credit totaling $40,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

Legal Proceedings
-----------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company and the Company was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case styled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. On January 15, 2002, the U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. On or before February 11, 2002, ECC filed its second amended complaint. Gateway renewed its motion to dismiss ECC's complaint and the briefing on this matter was completed. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. An early neutral evaluation conference was held on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the parties were unable to reach agreement on early resolution of the case. The parties recently began discovery by exchanging documents that each may use to support their claims and defenses.

On July 1, 2002, LCOA, LCF, Legalclub.com, Inc., and ECC filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges that each Mr. Krouse and Mr. Samach breached the terms of their respective employment agreements, as well as breach of contract against National Accident Insurance Consultants, Inc. It also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, the Court granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Court's directives. On October 4, 2002, the Company filed its Amended Complaint adding additional counts and parties. . On October 21, 2002, all Defendants joined in filing a Motion to Dismiss and/or Compel Separate Statements. A hearing on the Motion was scheduled for December 16, 2002, before the Court. The court did not rule on the motion but rather chose to appoint a special master to hear the motion in the near future. On November 5, 2002, the Company filed an Emergency Motion for Temporary Injunction ("Motion"). The Court will hear the Motion on a non-jury docket in the near future. The parties have begun discovery in the matter and will expedite discovery that relates to the Motion. On February 6, 2003, both Mr. Krouse and Mr. Samach filed actions against LCOA and Brett Merl alleging breach of employment agreement, breach of note, fraud and negligent representation arising from the same operative facts as the aforementioned lawsuit. LCOA and Mr. Merl deny the allegations of the complaint, believe the complaint is without merit and will vigorously defend the same.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Recent Events

During the six months ended December 31, 2002, the Company has continued its efforts to increase LCOA revenues by developing marketing and sales initiatives and implementing initiatives started during fiscal 2002.

     PeoplesChoice(TM). During the June 2002 quarter, Legal Club Financial Corp. ("LCF") d/b/a PeoplesChoice, a wholly owned subsidiary of the Company, began to broker business to its insurance partners by securing agent of record letters ("AOR") with employers that wish to provide voluntary benefit portfolios to their employees, and then awarding those AOR letters to their insurance carrier partners. In awarding the cases, PeoplesChoice insurance carriers agree to carry and sell LCOA Plans as part of their portfolios, external to the PeoplesChoice cases. The Company is working on developing other voluntary benefits to add other proprietary products to be offered at the workplace by PeoplesChoice

To date, PeoplesChoice has awarded two cases, representing over 317,000 employees, to various national insurance carriers and their General Agents ("GA"). Due to the complexity of coordinating the awarding of the cases to insurance carriers, the training and implementation of the enrollment process for each of the employee sites and PeoplesChoice's desire to obtain a significant penetration at each presentation, some of its previously projected enrollment dates have been delayed.

During the three months ended September 30, 2002, PeoplesChoice awarded a national resources outsourcing company with approximately 750 corporate clients and their 307,000 employees to three national insurance carriers. The GAs awarded the cases by the insurance carriers have agreed to include LCOA products on future employer group presentations external to this case. As of November 1, 2002, the training had been completed and enrollments have begun in the South East and the West Coast of the United States. Enrollments for employer groups in the North East are scheduled to begin in the March 2003 quarter. The Company expects revenues from this case to first be realized in the July 2003.

PeoplesChoice also awarded its second voluntary benefits portfolio case, the United Food and Commercial Workers Union ("UFCW") Local 204 ( "Local 204"), to various national insurance carriers and their GAs. Local 204 has approximately 8,000 union members residing in 16 corporations, which in total have approximately 20,000 employees accessible to PeoplesChoice. The president of Local 204 has approved the offering of PeoplesChoice voluntary benefits portfolio to non-union employees in addition to union employees, and is assisting PeoplesChoice in obtaining master applications from each employer group to allow for the presentation of the voluntary benefits portfolio to non-union employees

To date, PeoplesChoice has received approval, to offer the voluntary benefits in a number of the companies. Due to the complexity of a union's collective bargaining process, enrollments previously scheduled for December and January had to be postponed until the completion of Local 204 negotiations with the various employer groups. Additionally, although the enrollment process will begin in the March 2003 quarter, the collective bargaining agreements with the employer groups do not allow for deductions to be effective until June 1, 2003. The enrollment of a food processing plant ("House of Raeford") with approximately 5,600 employees, 1,200 of them union, has been postponed to March 2003 from its original scheduled date of January 2003. Accordingly, the Company expects revenues from this case to first be realized in the September 2003 quarter. PeoplesChoice has also been granted access to employees of the South East regional operations of Keebler Foods ("Keebler"), with over 1,000 union and non-union employees. This enrollment was scheduled for December 2002, but has also been postponed until March 2003, with revenues from this case expected to start being realized the earlier part of the September 2003 quarter. Additionally, PeoplesChoice will be enrolling in March 2003, a smaller employer group with approximately 500 union and non-union employees ("Equity Meats"). PeoplesChoice has secured the services of an enrollment company in Illinois that effectively uses outbound telemarketing methods to communicate employee benefits to the employees. They will be responsible for the February 2003 enrollment of the 2,600 Local members that are employed by Kroger's. In addition, approximately 1,500 Local 204 members, from smaller employer groups, will be added to the telephonic enrollment method, thus bringing this enrollment to approximately 4,000 members. The Company expects revenues from these employer groups to start being realized in the earlier part of the September 2003 quarter

The most significant development in Local 204, has been PeoplesChoice ability to use the collective bargaining process to contract with Keebler and Equity Meats and to allow PeoplesChoice to have individual meetings with each of their employees, twice a year, during January and June. With the assistance of the President from this and other Locals, PeoplesChoice anticipates that it will continue to be integrated into the UFCW union's collective bargaining process.

On January 28, 2003, PeoplesChoice obtained the Agent of Record letter for the UFCW Local 1657 ("Local 1657"). This Local has approximately 10,000 members, employed in approximately 15 corporations with over 50,000 total employees. With the assistance of the President of Local 1657, PeoplesChoice will use the same methodology to gain access to both union and non-union employees as done in Local 204.

PeoplesChoice expects to complete negotiations with two more UFCW Locals by the end of the March 2003 quarter. In addition, introductions by the UFCW Locals Presidents' have been made to several other national unions. Contract negotiations are underway with two of them and should hopefully be executed by the end of the June 2003 quarter.

Performance Matters Associates. In September 2002, the Company executed agreements with Performance Matters Associates ("PMA"), a wholly owned subsidiary of a national insurance carrier. The agreement covers four separate sales initiatives. First - PMA has been awarded 300 of LCOA's corporate clients, whose enrollments have declined in the past few years. PMA will be contacting these corporate clients on the Company's behalf, to effectuate re-enrollments, during which they will hopefully be able to introduce them to other voluntary benefits through PeoplesChoice. Second - PMA has a Life Pro initiative in which PMA's life agents will be calling on all of their 15,000 corporate clients and introducing LCOA products along side their universal life product. Third - LCOA's Family Legal Plan will be fully integrated into PMA's voluntary benefits product portfolio and become a staple in their agent sales process. Training for this initiative, on a national level, began in September in California and Ohio and will continue through the end of March 2003. PMA has approximately 500 captured agents and approximately 15,000 corporate clients. Fourth - PeoplesChoice awarded PMA approximately 200 corporate clients of a national resources outsourcing company. PMA is in the process of calling on these corporations to offer the PeoplesChoice voluntary product portfolio. Recent problems with PMA's parent company caused the temporary suspension of activity with the cases awarded them. As of February 1, 2003, PMA's parent company issues appear to have been resolved and renewed efforts are being made to move the PMA relationship forward. PMA wrote their first Legal Club case the last week of January 2003. Along with PMA's upper management support, the relationship between our two companies is moving forward without delay.

When PMA writes insurance business with either LCOA existing clients or in a PeoplesChoice case awarded to them, the Company will receive override commissions of 20% on all insurance premiums written.

     LegalIQ. In the June 2002 quarter the Company entered into an agreement with Insurance IQ.com ("IIQ"), under which IIQ would market Legal IQ, a private label legal product. IIQ would solicit and recruit the agents to sell LegalIQ and the Company would receive membership fees for all Legal IQ business written and would pay commissions to IIQ. Through August 2002, 60 corporations expressed interest in having LegalIQ be implemented as an employee benefit; however, as of September 30, 2002, IIQ's marketing efforts appeared to have dropped off. In October 2002 the Company terminated its June 2002 agreement with IIQ and in November 2002 entered into a new agreement whereby IIQ will serve as an electronic business recruitment center for the Company and will perform the service of creating and sending 24 targeted email advertising campaigns, at its own expense, on behalf of the Company. The new agreement has a term of two years until the 24-targeted email-advertising campaigns are completed. The targeted email advertising campaigns are expected to save the Company approximately $8,000 monthly or $96,000 annually in marketing costs. The first email-advertising campaign is scheduled for the middle of February 2003.

     LCOA Worksites. During the six months ended December 31, 2002, the Company has continued to increase its national worksite marketing client base, independent of the initiatives described above. Enrollments from these companies are currently being processed, or will begin to be processed during the March 2003 quarter. The revenue from the September 2002 quarter enrollments is starting to be realized by the Company in the March 2003 quarter, to a small degree, and those initiated in the December quarter are expected to be realized in the June 2003 quarter. Additionally, the March 2003 quarter has numerous reenrollments scheduled, for which the revenue is expected to be realized in the June and September 2003 quarters. The PeoplesChoice initiative has been responsible for strengthening the Company's insurance partner and GA relationships and has given the Company better exposure to each of the carrier's independent agent bases. As such, the Company has begun to see a significant number of new agents writing business that had not done so previously.

Cost Savings Initiatives

In addition to the new marketing programs that the Company has implemented, as discussed above, the Company continues to focus on reducing its cost of operations and restructuring its liabilities. During the December 2002 quarter, the Company reduced its operating expenses 8.5% compared with the same period in 2001. In November 2002, the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003, the period in which the Company expects to be in a positive cashflow position. At December 31, 2002, amounts expensed and deferred under this agreement totaled $16,000. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensations $30,000, until the Company is in a positive cashflow position, which is expected to be in mid 2003. The Chief Executive Officer and the Chief Financial Officer have also agreed to defer the increase in compensation that, per the employment agreements become effective January 1, 2003, until such time as the Company is cash-positive, or it may be agreed upon that the deferrals may be taken in the form of stock options. On October 15, 2002, the Compensation Committee of the Board of Directors approved, as disclosed in Form 10-KSB for the year ended June 30, 2002, the issuance of non-qualified stock options to the Chief Executive Officer and the Chief Financial Officer, in lieu of voluntarily deferred compensation due them for fiscal years 2000, 2001 and 2002. The grants are subject to shareholder approval of the 2002 Stock Option Plan to be presented at the Annual Meeting. This will effectively reduce the Company's liabilities a total of $532,000, including amounts deferred during the December 2002 quarter, upon shareholder approval of the Plan. See Part I, Item 1. Note 7, Related Party Transactions.

Also, during the quarter ended December 31, 2002, the Company restructured its 12% Convertible Notes. Principal amount of $218,000 and $32,000 in accrued interest on the Notes were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. At December 31, 2002, one 12% Convertible Note for $25,000 remains outstanding. The Company expects that the Note will be converted to Series C stock during the March 2003 quarter. See Part I, Item 1,
Note 4. Redeemable Convertible Preferred Stock.

Annual Meeting Postponed

As a result of all the effort the Company has placed in integrating the marketing, enrollment processes and systems to effectuate the successful implementation of PeoplesChoice's Local enrollments and the allocation of its resources towards that end, the Company has had to postpone its planned Annual Meeting until some time later in 2003.

Gateway Litigation

As reported in Form 10-KSB for the year ended June 30, 2002, on July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. An early neutral evaluation conference was held on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the parties were unable to reach agreement on early resolution of the case. The parties recently began discovery by exchanging documents that each may use to support their claims and defenses. See Part I, Item 1. Note 9., Legal Proceedings.


Results of Operations

Three and Six Months Ended December 31, 2002 and 2001

The Company reported a net loss of $397,000, or $0.02 per basic and diluted common share, for the three months ended December 31, 2002, compared with $498,000, or $0.02 per basic and diluted common share for the comparable period in 2001. The decrease in net loss for the December 2002 quarter was due primarily to a 9.7% decrease in loss from operations, and non-recurring, non-operating income.

For the six months ended December 31, 2002, the Company reported a net loss of $734,000, or $0.03 per basic and diluted common share, compared with $994,000, or $0.05 per basic and diluted common share, in 2001. The decrease in the net loss for the six-month period of 2002 was due primarily to a 14.9% decrease in loss from operations, and non-recurring, non-operating income.

The following table sets forth the results of operations for the three and six months ended December 31, 2002 and 2001, which are discussed in more detail below:

                      Three and Six Months Ended December 31, 2002 compared with 2001

                                     Three Months Ended                       Six Months Ended
                                     ------------------                       ----------------

                              Dec. 31,       Dec. 31,  % Variance     Dec. 31,       Dec. 31,  % Variance
                                2002           2001    Inc./(Dec.)      2002           2001    Inc./(Dec.)
                            ------------------------------------------------------------------------------
Membership revenue
  Worksites/Consumers       $   420,000    $   375,000     12.0%    $   834,000    $   704,000     18.5%
  Direct Marketing               16,000         91,000    (82.4)         33,000        269,000    (87.7)
  Affinity                       24,000         31,000    (22.6)         52,000         83,000    (37.3)

Total revenue                   460,000        497,000     (7.4)        919,000      1,110,000    (17.2)
                            ---------------------------------------------------------------------------

Compensation and benefits       393,000        472,000    (16.7)        753,000        996,000    (24.4)
Commissions                     119,000         89,000     33.7         217,000        182,000     19.2
Advertising and marketing        13,000         14,000     (7.1)         43,000         32,000     34.4
Professional fees                69,000         76,000     (9.2)        134,000        157,000    (14.6)
Office and administrative       164,000        191,000    (14.1)        341,000        405,000    (15.8)
Occupancy                        38,000         44,000    (13.6)         78,000         85,000     (8.2)
Depreciation and amort           54,000         43,000     25.6         108,000         86,000     25.6

Total operating expenses        850,000        929,000     (8.5)      1,674,000      1,997,000    (16.2)
                            -----------------------------------     -----------------------------------

Loss from operations           (390,000)      (432,000)     9.7        (755,000)      (887,000)    14.9
Non-operating income
(loss), net                      (7,000)       (66,000)    89.4          21,000       (107,000)   119.6
                            -----------------------------------     -----------------------------------

Net loss                    $  (397,000)   $  (498,000)    20.3%    $  (734,000)   $  (994,000)    26.2%
                            ===================================     ===================================


For the three months ended December 31, 2002, the Company's operating loss decreased $42,000, or 9.7%, compared with the comparable quarter in 2001, primarily as a result of a $79,000, or 8.5%, reduction in the Company's operating expenses during the current quarter. For the six months ended December 31, 2002, the Company's operating loss decreased $132,000, or 14.9%, compared with the same period in 2001, as a result of a $323,000, or 16.2%, reduction in the Company's operating expenses in 2002.

Revenue decreased $37,000, or 7.4%, to $460,000 during the three months ended December 31, 2002, compared with $497,000 in the comparable quarter of 2001. For the six months ended December 31, 2002, revenue decreased $191,000, or 17.2%, to $919,000, compared with $1,110,000 during the same period in 2001. These declines were principally the result of decreases of $75,000 and $236,000 in direct marketing revenues during the three and six months ended December 31, 2002, respectively, partially offset by increases of $45,000 (12.0%) and $130,000 (18.5%) in worksite revenue during the three and six-month periods in 2002, respectively.

The growth in worksite revenue was due to LCOA's worksite initiatives, re-enrollments of current employer groups and from increased penetration at the worksites. Direct marketing revenues declined because (1) two direct marketing organizations had difficulty maintaining their merchant accounts as a result of more stringent regulations covering the merchant services industry and (2) a national direct marketing corporation, with which LCOA does business, was acquired and restructured its marketing strategy. As a result, LCOA business generated by this marketing corporation has been reduced significantly from 2001 levels. Although communication with the direct marketing corporation indicates that LCOA will continue to be a part of their future marketing plans, it appears that no new direct marketing initiatives will be put in place by the Company.

Revenue from ECC's sales of Gateway computer systems and accessories totaled $54,000 for the three and six months ended December 31, 2001, which represented sales of approximately 160 units at wholesale prices. There were no such sales during 2002. Cost of sales associated with these personal computer sales in 2001 amounted to $54,000, which was equivalent to the sales price. During the June 2001 quarter the Gateway personal computers inventory had been written down to net realizable value. ECC began sales operations in the quarter ended December 31, 2000. In February 2001, Gateway ended its relationship with the Company. See
Part I, Item 1. Note 9., Legal Proceedings.

Operating expenses decreased $79,000, or 8.5%, to $850,000 during the three months ended December 31, 2002, from $929,000 during the comparable period in 2001. During the six months ended December 31, 2002, operating expenses decreased $323,000, or 16.2%, to $1,674,000, from $1,997,000 in 2001. The decreases were the result of reductions in the majority of the expense categories, principally in employee compensation and benefits costs, partially offset by increased commission costs.

Compensation and employee benefits decreased $79,000, or 16.7%, to $393,000, during the three months ended December 31, 2002, compared with $472,000 for the same period in 2001. For the six months ended December 31, 2002, compensation and employee benefits decreased $243,000, or 24.4%, to $753,000, compared with $996,000 during 2001. These decreases were due primarily to management's continuing efforts to reduce the per-employee operational costs associated with marketing, servicing, and administering customers. LCOA reduced its staff approximately 25.9% eliminating 7 full-time positions and cutting back on its use of contract labor, from levels in December 2001. The Company's average number of employees during the six months ended December 31, 2002, decreased 20.3% compared with the same period in 2001.

Commission expense increased $30,000, or 33.7%, to $119,000, during the three months ended December 31, 2002, compared with $89,000 for the same period in 2001. For the six months ended December 31, 2002, commission expense increased $35,000, or 19.2%, to $217,000, compared with $182,000 during 2001. Commission expense was higher during the 2002 periods due primarily to first-year commission rates resulting from the Company's increase in its national worksite client base, from December 2001 to December 2002. Additionally, commission expense for the December 2002 quarter is not comparable to the same period in 2001 due to a change in the payment methodology for one of the companies.

Professional fees were $69,000 and $134,000 during the three months and six months ended December 31, 2002, respectively, compared with $76,000 and $157,000 for the comparable periods in 2001, reflecting decreases of 9.2% and 14.6% in fees during the 2002-quarter and six-month period, respectively. The decreases in professional fees were primarily attributable to lower expenditures for legal and other professional services during 2002.

Office and administrative expenses totaled $164,000 during the three months ended December 31, 2002, compared with $191,000 for the same period in 2001, a decrease of $27,000, or 14.1%. This decrease was due primarily to decreases in provision for doubtful accounts, auto allowance and telephone expense. Provision for doubtful accounts decreased $10,000, or 19.6%, auto allowance decreased $5,000 as a result of employee terminations, and telephone costs were reduced $4,000 in the current quarter because of a new cell phone plan and limits set by the Company on cell phone reimbursements. For the six months ended December 31, 2002, office and administrative expenses amounted to $341,000, compared with $405,000 during the same period in 2001, a $64,000, or 15.8% decrease. During the six-month period of 2002, compared with 2001, auto allowance was reduced $12,000, telephone expense declined $12,000 and provision for doubtful accounts was lower by $7,000. Additionally, fulfillment costs decreased $9,000 as a result of the decline in direct marketing fulfillments..


Depreciation and amortization expenses amounted to $54,000 and $108,000 for the three and six months ended December 31, 2002, respectively, compared with $43,000 and $86,000 for the comparable periods in 2001, representing an increase of $11,000 per quarter, or 25.6%. The increase is attributable to the acceleration of amortization costs associated with software development costs incurred in fiscal year 2001 to develop an operating platform for ECC's computer sales. As a result of Gateway ending its relationship with the Company in February 2001, amortization of ECC's operating platform has been adjusted to be amortized over the average remaining term of the ECC receivables.

Non-operating income (loss), net, amounted to a loss of $7,000 for the December 2002 quarter, and income of $21,000 for the six months ended December 31, 2002, compared with net loss of $66,000 and $107,000 during the comparable periods in 2001, respectively.

Other income for the three and six months ended December 31, 2002, include non-recurring income and interest income. The three and six months ended December 31,2002, include the elimination of a $30,000 payable for non-performance and breach of contract. The six months ended December 31, 2002, includes the elimination of $97,000 of accrued compensation for two former executives who resigned in December 2001. In conjunction with the Company's current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to the former executives.

Interest income amounted to $72,000 and $130,000 for the three and six months ended December 31, 2002, respectively, compared with $101,000 and $211,000, for the comparable periods in 2001,a representing a 28.7% and 38.4% decrease., respectively This decrease in interest income is attributable to the maturing of the ECC loan portfolio, and a 19.8% increase in delinquency. It is the Company's policy to identify and place ECC impaired loans on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan.

Other expenses during the three and six months ended December 31, 2002 and 2001 is comprised of interest expense. Interest expense for the current quarter amounted to $127,000, compared with $167,000 in 2001, a decrease of $40,000, or 24.0%. Interest expense for the six months ended December 31,2002, amounted to $254,000, compared with $318,000 in 2001, a decrease of $64,000, or 20.1%. The decrease in interest costs resulted from the payoff of notes since January 2002, as well as the prepayment of a capital lease obligation. The six months ended December 31, 2001 included costs totaling $25,000 resulting from the issuance of 250,000 shares of common stock to accredited investors as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the ECC personal computer program. The agreement with the national computer manufacturer was not consummated and the money advanced by the investors was returned.


Liquidity and Capital Resources

The Company's principal sources of cash have historically been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers in fiscal year 2001.

The Company's liquidity and capital resources have been negatively impacted since the second half of fiscal year 2002 as a result of the loss of direct marketing revenue because of more stringent merchant services regulations. The Company's liquidity and capital resources were also negatively affected since the beginning of fiscal 2002 as a result of Gateway ending its relationship with ECC for sales of personal computers through the worksites. The loss of the Gateway relationship forced the Company to look for alternatives to its payroll deduction program with Gateway. As discussed in Recent Events, above, on August 7, 2002, the U.S. District Court denied Gateway's motion to dismiss ECC's second amended complaint for damages in excess of $200 million, brought against Gateway for breach of contract. On September 19, 2002, Gateway and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. An early neutral evaluation conference was held on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the parties were unable to reach agreement on early resolution of the case. The parties recently began discovery by exchanging documents that each may use to support their claims and defenses. See Part I., Item 1., Note 9, Legal Proceedings.

To offset the loss of these liquidity sources, during the second half of fiscal 2002, the Company began to re-focus its marketing efforts in increasing the penetration of its LCOA products at the worksite and started new initiatives to expand its services at worksites by providing employer groups with voluntary benefits portfolios. The Company is proceeding in implementing the worksite initiatives started in fiscal 2002, which are beginning to be reflected in the increased worksite revenue. Additionally, during the December quarter the Company has concentrated its resources in establishing the enrollment methodologies and coordinating the training and marketing efforts for the Locals initiatives. However, due to the complexity of a union's collective bargaining process, enrollments previously scheduled for December and January had to be postponed until the completion of Local 204 negotiations with the various employer groups. Additionally, although the enrollment process will be in the March 2003 quarter, the collective bargaining agreements with some of the employer groups do not allow for deductions to be effective until June 2003. Accordingly, this has placed the Company over the next six months in an unfavorable cash position. The Company, as described below, has started to implement measures to ensure that it continues to be able to meet current obligations.

Cash and cash equivalents, excluding restricted cash, was $44,000 at December 31, 2002 compared with $227,000 at June 30, 2002 and $15,000 at December 31,
2001.

Net cash of $156,000 was used for operating activities during the six months ended December 31, 2002, compared with net cash of $51,000 provided by operations during the same period in 2001. Although net loss from operations was reduced by $260,000, cash was used in operations as a result of decreases in collections of accounts receivable ($173,000) and interest ($51,000), principally from ECC receivables, as a result of payoffs and an increase in delinquent loans. See Results of Operations - Other Income, above. Cash was also used to pay down accounts payable, which payments increased $55,000 compared with the comparable 2001 quarter and to acquire material inventory ($15,000) associated with new printed material relating to PeoplesChoice initiatives and new LCOA cases being enrolled. Additionally, there were decreases in accrued compensation expenses ($23,000), interest payable ($6,000), as well as payments of deferred marketing costs ($30,000) and commission advances of $25,000, compared with 2001. Cash flows used for investing activities amounted to $3,000, compared with $2,000 in 2001. Cash flows used for financing activities decreased $49,000 for the six months ended December 31, 2002, compared to 2001 as a result of the repayment of debt and capital leases during fiscal year 2002 and the first quarter of fiscal 2003.

The Company is at present meeting its current obligations from its weekly cash flows. However, due to insufficient cash generated from operations, the Company currently does not have cash available to pay its previously incurred accounts payable and other liabilities. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available. During the December 2002, the Company contacted several vendors to re-negotiate the terms of repayments on previously incurred obligations. Additionally, during the current quarter one further staff position was cut, and the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003 when the Company is expected to be in positive cashflow position. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensations $30,000 each, until the Company is in a positive cashflow position, which is expected to be in mid 2003. The Chief Executive Officer and the Chief Financial Officer have also agreed to defer the increase in compensation effective January 1, 2003, per the employment agreements, until such time as the Company is cash-positive, or it may be agreed upon that the deferrals may be taken in the form of stock options. Although these cost saving initiatives have been put in place and additional cost cutting measures may be taken in the short-term, there can be no assurances that the Company's present flow of cash will be sufficient to meet future obligations. Although the Company is, from time to time, able to raise additional capital from sales of its capital stock, as it did during the March and June 2002 quarters, there can be no assurances that the Company will be able to raise additional capital.

The Company also initiated in fiscal year 2002, efforts to restructure its liabilities and was successful in restructuring a $295,000 payable and eliminated accrued bonuses for two former executives, as a result of their resignations. During the September 2002 quarter the Company also eliminated from its balance sheet and future cash needs, accrued compensation for the two former executives, pursuant to current litigation relating to their resignations. The Company has continued its endeavors to restructure its balance sheet, and towards that end, the Chief Executive Officer and the Chief Financial Officer have agreed to receive stock options in lieu of voluntarily deferred compensation earned for fiscal years 2000, 2001 and 2002. At December 31, 2002, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2003, and due the executive officers aggregated $532,000. The financial benefit of the grants, which are subject to shareholder approval of the 2002 Stock Option Plan at the Annual Meeting to be held in 2003, will not be reflected on the balance sheet until approval of the Plan and the above described issuances is received from the shareholders. Additionally, during the December 2002 quarter the Company was able to restructure its 12% Convertible Notes. Principal amount of $218,000 and $32,000 in accrued interest on the Notes were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. At December 31, 2002, one 12% Convertible Note for $25,000 remains outstanding, which the Company expects will be converted to Series C stock during the March 2003 quarter. The Company is currently attempting to continue its indebtedness restructure program. There can be no assurance that the Company will continue to be successful in its efforts to restructure its indebtedness. As such, if the Company is unsuccessful with its current revenue initiatives, cost savings strategies and balance sheet restructuring, the Company's ability to meet its future cash flows needs and its ability to continue as a going concern would be in jeopardy.

The Company is committed to seeking opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products. As discussed under "Recent Events", the Company instituted various initiatives during the second half of fiscal 2002 to increase LCOA revenues, among them is PeoplesChoice, which will offer employer groups voluntary benefits portfolio for their employees, and an agreement with Performance Matters Associates that will allow for increased penetration of LCOA Plans at the worksite. Both of these initiatives, which were started in fiscal year 2002, have started to be executed in the December 2002 quarter. Management is also continuing to seek financial institutions willing to issue credit to consumers and accept payment through payroll deduction to restart its program of personal computer sales at the worksite. Without this vehicle, management would have to reconsider the Company's ability to market personal computers in the workplace.

In addition to its expansion of marketing and sales initiatives, and its endeavors to restructure the balance sheet, mentioned previously, the Company has continued its cost savings initiatives reducing its operating expenses 16.2% during the six months ended December 31, 2002. If the Company is unsuccessful with its current marketing and sales initiatives expansion, expense reductions and balance sheet restructuring, it could have an adverse impact on the Company's future cash flows and results of operations.

For its long-term cash and liquidity needs, as market conditions allow, the Company will explore opportunities to raise additional working capital through equity financing. However, there can be no assurance that the Company will be able to obtain additional equity financing in the future on terms acceptable to the Company, or at all. Failure to obtain such capital would have an adverse impact on the Company's future cash flows and results of operations.

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

The Company continues to be in default of certain of its debt agreements. The amount of debt in default totaled $201,000 at December 31 and June 30, 2002. See
Part I, Item 1, Note 3- Long Term Obligations. These debt agreements have various original maturities from 1998 through July 2000. Accrued interest associated with the notes is also currently in default. As market conditions allow, management will continue its attempt to convert the remaining $127,000 principal amount of term loans to capital stock, at terms and conditions mutually agreed upon by the debt holder and the Company. However, there can be no assurances that the Company will be able to successfully continue converting the term loans at terms and conditions mutually acceptable. Additionally, the Company has asserted a common law right of set off against Gateway and therefore payments to Gateway under a Note and Security Agreement dated September 25, 2000 are not being made and are not being escrowed. The Company is presently in litigation with Gateway (see Part I, Item 1., Note 9, Legal Proceedings), regarding its prior business activities with Gateway.. Counsel to the Company believes that because discovery has just begun, it is too early in the litigation to form an opinion as to the likelihood of an unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Refer to Part I, Item 1, Note 9, incorporated herein by reference, for a discussion of legal proceedings, and Form 10-KSB for the year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

Refer to Part I, Item 1, Notes 3 and 4, incorporated herein by reference, for a discussion on the conversion of the 12% Convertible Notes to Series C Redeemable Convertible Preferred Stock. Refer to Part I, Item 1, Note 5, incorporated herein by reference, for a discussion on the conversion of the Series B Convertible Preferred Stock to Common Stock and the issuance of Common Stock warrants

Item 3.  Defaults Upon Senior Securities
         -------------------------------

The Company continues to be in default of certain of its term loan agreements. Refer to Part I, Item 1, Note 3, incorporated herein by reference, and Form 10-KSB for the year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002.

Item 5.  Other
         -----

On February 3, 2003, the Board of Directors appointed Donald S. Frank as director and member of the Audit and the Compensation Committees for a term of one year, or until his successor has been elected and qualified. Mr. Frank has been Chairman of the Board of the National Employers Council and related companies since 1975. The National Employers Council includes PeopleSystems(R), a national human resource outsource services company.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          3 Articles of Amendment to Articles of Incorporation of Legal Club of America Corporation dated December 31, 2002.

          10 Employment Agreement for Simon Reynolds, Effective as of October 1, 2002

          11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1. Financial Statements, Note 6, Net Loss per Share.

          99   Certifications

               (a) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               (b) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               (c) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (d) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations and cash flows for the three month and six month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the management of the Company.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of June 30, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
February 10, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2003
                                       LEGAL CLUB OF AMERICA CORPORATION



                                       By: /s/ BRETT MERL
                                           -------------------------------------
                                           Brett Merl,
                                           Chairman and Chief Executive Officer


                                       By: /s/ ELVIE LAMAR WEBER
                                           -------------------------------------
                                           Elvie Lamar Weber,
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                           Exhibits Table of Contents
                           --------------------------

Exhibit No.         Description
-----------         -----------

     3 Articles of Amendment to Articles of Incorporation of Legal Club of America Corporation dated December 31, 2002
     10             Employment Agreement for Simon Reynolds, Effective as of
                    October 1, 2002
     99 (a) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     99 (b) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     99 (c) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99 (d) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002