Form 10QSB
period 2003-03-31
LEGAL CLUB OF AMERICA CORP
filed 2003-05-15
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                    ---------


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 par value, 26,507,755 shares outstanding as of May 14, 2003.

Transitional Small Business Disclosure Format

Yes [ ] No [X]

                        LEGAL CLUB OF AMERICA CORPORATION


                                   FORM 10-QSB


                                Table of Contents
                                -----------------





                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements  (Unaudited)
           Consolidated Balance Sheets........................................1
           Consolidated Statements of Operations..............................2
           Consolidated Statements of Cash Flows..............................3
           Notes to Consolidated Financial Statements......................5-17

   Item 2. Management's Discussion and Analysis or Plan of Operations.....18-30

   Item 3. Controls and Procedures...........................................30



PART II  OTHER INFORMATION

   Item 1. Legal Proceedings.................................................31
   Item 2. Changes in Securities and Use of Proceeds.........................31
   Item 3. Default Upon Senior Securities....................................31
   Item 6. Exhibits and Reports on Form 8-K..................................31

   Signatures................................................................33

   Exhibits..................................................................34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND JUNE 30, 2002

                                                                                    March 31,       June 30,
                                                                                      2003            2002
                                                                                  ------------    ------------
                                                                                   (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $     71,000    $    227,000
  Restricted cash                                                                       40,000          40,000
  Accounts receivable, net of allowance for doubtful accounts of
        $457,000 at March 31, 2003 and $229,000 at June 30, 2002                       804,000         971,000
  Advances and other assets                                                             74,000          69,000
                                                                                  ------------    ------------

          TOTAL CURRENT ASSETS                                                         989,000       1,307,000

LONG -TERM ASSETS
  Accounts receivable, net of allowance for doubtful accounts of
        $91,000 at June 30, 2002                                                            --         383,000
  Property and equipment, net                                                          274,000         422,000
  Other assets                                                                           8,000          12,000
                                                                                  ------------    ------------

          TOTAL                                                                   $  1,271,000    $  2,124,000
                                                                                  ============    ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERED STOCK  AND STOCKHOLDERS' DEFICIT
--------------------------------------------------  -------------------------

CURRENT LIABILITIES:
   Accounts payable                                                               $    453,000    $    642,000
   Accrued compensation and related expenses                                           539,000         470,000
   Accrued bonus                                                                       299,000         299,000
   Current portion of long-term debt and capital leases                              2,779,000       2,804,000
   Interest payable                                                                  1,100,000         817,000
  Other accrued expenses and liabilities                                               171,000         152,000
                                                                                  ------------    ------------

          TOTAL CURRENT LIABILITIES                                                  5,341,000       5,184,000
                                                                                  ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                                     --         224,000
                                                                                  ------------    ------------

TOTAL LIABILITIES                                                                    5,341,000       5,408,000
                                                                                  ------------    ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES C
      125,000 shares designated Series C: 110,202 shares issued and outstanding        256,000              --
                                                                                  ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
     40,000 shares designated Series A; no shares outstanding at
       March 31, 2003 and 16,667 outstanding at June 30, 2002                               --              --
     26,000 shares designated Series B; no shares outstanding at
       March 31, 2003  and 2,160 outstanding at June 30, 2002                               --              --
   Common stock, $0.0001 par value; 50,000,000 shares authorized;
     26,507,755 shares outstanding at March 31, 2003 and 24,518,668
       outstanding at June 30, 2002                                                      3,000           2,000
   Additional paid-in capital                                                       12,463,000      12,887,000
   Deficit                                                                         (16,271,000)    (15,175,000)
   Stock subscriptions, including interest receivable                                 (521,000)       (504,000)
   Unearned premium commissions                                                             --        (494,000)
                                                                                  ------------    ------------

          STOCKHOLDERS' DEFICIT, NET                                                (4,326,000)     (3,284,000)
                                                                                  ------------    ------------

          TOTAL                                                                   $  1,271,000    $  2,124,000
                                                                                  ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                       ----------------------------    ----------------------------
                                                         March 31,       March 31,       March 31,       March 31,
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------
REVENUES:
   Membership fee income
         Worksites and consumers                       $    441,000    $    358,000    $  1,275,000    $  1,062,000
         Direct marketing                                    24,000         107,000          57,000         376,000
         Affinity                                            26,000          37,000          78,000         120,000
                                                       ------------    ------------    ------------    ------------
   Total membership fee income                              491,000         502,000       1,410,000       1,558,000
   Sales                                                         --              --              --          54,000
                                                       ------------    ------------    ------------    ------------

        TOTAL REVENUES                                      491,000         502,000       1,410,000       1,612,000
                                                       ------------    ------------    ------------    ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                                 --              --              --          54,000
   Compensation and employee benefits                       411,000         348,000       1,164,000       1,344,000
   Commissions                                              122,000         102,000         339,000         286,000
   Advertising and Marketing                                  6,000          63,000          49,000          95,000
   Professional fees                                         53,000          41,000         187,000         198,000
   Office, administrative, and general                       95,000         147,000         437,000         550,000
   Occupancy                                                 37,000          53,000         115,000         138,000
   Depreciation and amortization                             54,000          43,000         162,000         128,000
                                                       ------------    ------------    ------------    ------------
          TOTAL COSTS AND OPERATING EXPENSES                778,000         797,000       2,453,000       2,793,000
                                                       ------------    ------------    ------------    ------------
         LOSS FROM OPERATIONS                              (287,000)       (295,000)     (1,043,000)     (1,181,000)
                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                           50,000          79,000         180,000         290,000
   Miscellaneous income                                       1,000          89,000          49,000          89,000
   Elimination of accrued expense to related parties             --              --          97,000              --
   Gains on debt restructure                                     --         174,000                         174,000
                                                       ------------    ------------    ------------    ------------
 Total other income                                          51,000         342,000         326,000         553,000
                                                       ------------    ------------    ------------    ------------

   Interest expense and other finance charges              (125,000)       (122,000)       (379,000)       (440,000)
   Loss on disposal of property and equipment                    --         (19,000)                        (19,000)
                                                       ------------    ------------    ------------    ------------
 Total other expense                                       (125,000)       (141,000)       (379,000)       (459,000)
                                                       ------------    ------------    ------------    ------------

          OTHER, NET                                        (74,000)        201,000         (53,000)         94,000

INCOME TAX BENEFIT                                               --              --              --              --
                                                       ------------    ------------    ------------    ------------

          NET LOSS                                     $   (361,000)   $    (94,000)   $ (1,096,000)   $ (1,087,000)
                                                       ============    ============    ============    ============


LOSS PER COMMON SHARE:
   Basic and Diluted                                   $      (0.01)   $      (0.00)   $      (0.04)   $      (0.05)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic and Diluted                                     25,447,801      22,174,946      24,824,646      21,489,771
                                                       ============    ============    ============    ============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)

                                                                                   2003            2002
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(1,096,000)   $(1,087,000)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                 162,000        128,000
     Loss on disposal of property and equipment                                          --         19,000
      Provision for doubtful accounts                                               170,000        191,000
      Amortization of debt discount                                                  14,000         19,000
      Interest due from shareholders                                                (17,000)       (18,000)
      Elimination of accrued expense to related parties                             (97,000)            --
      Charges for stock-based compensation issuances for services                    51,000         25,000
      Gains on debt restructured                                                         --       (174,000)
      Elimination of a payable to a company that is no longer in business                --        (89,000)
      Changes in certain assets and liabilities:
         Accounts receivable                                                        387,000        585,000
         Inventory                                                                       --         54,000
         Other assets                                                                (7,000)       103,000
         Accounts payable                                                          (189,000)       (97,000)
         Accrued compensation and related expenses                                  166,000         94,000
         Interest payable                                                           330,000        345,000
        Other accrued expenses and liabilities                                       19,000       (100,000)
                                                                                -----------    -----------

          NET CASH USED IN OPERATING ACTIVITIES                                    (107,000)        (2,000)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                         (15,000)       (18,000)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt and capital leases                                  (34,000)      (101,000)
   Issuances of common stock                                                             --        103,000
   Restricted cash                                                                       --         18,000
                                                                                -----------    -----------

          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (34,000)        20,000
                                                                                -----------    -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (156,000)            --

CASH AND CASH EQUIVALENTS, beginning of period                                      227,000         39,000
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                        $    71,000    $    39,000
                                                                                ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                  $     1,000    $    11,000
                                                                                ===========    ===========
      Income taxes                                                              $        --    $        --
                                                                                ===========    ===========

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)

                                                                                           2003         2002
                                                                                        ----------   ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of 12% Convertible Notes, including  interest, into 100,184 shares
     of Series C Redeemable Convertible Preferred Stock                                 $  250,000
  Conversion of 2,160 shares of Series B Preferred Stock into 216,000 shares of
     Common Stock                                                                          315,000
  Conversion of 16,667 shares of Series A Preferred Stock into 1,666,667 shares
     of Common Stock                                                                     1,500,000
  Conversion of term loan, including interest, into 99,003 shares of Common Stock           26,000

  Fair value of common shares issued to Convertible Note holders for
     modifying and extending the agreement                                                           $   37,000
  Fair value of common shares issued to investors for funds advanced to
     securitize letter of credit                                                                         25,000
  Fair value of warrants issued on debt restructed                                                        6,000
  Conversion of 4,600 shares of Series B Preferred Stock into
     460,000 shares of Common Stock                                                                   1,150,000

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002 (Unaudited)


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

LCOA provides members with access to a network of over 20,000 attorneys in all 50 states, Puerto Rico and the US Virgin Islands, who have contracted with LCOA to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership in LCOA provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives membership fees, pays commissions to its agents, builds and maintains its attorney network, and markets its plan to prospective new members.

LCF (d/b/a "PeoplesChoice" or "PC"), a wholly owned subsidiary of the Company, began to broker business to insurance carrier associates during the June 2002 quarter, by securing agent of record letters ("AOR"). The AOR letters provide the Company exclusive access to employers that wish to provide their employees with voluntary benefits, including LCOA products. LCF, a licensed insurance agency, is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes for the employer groups. After the interview process is completed, PeoplesChoice awards the employer group to one of its insurance carrier associates, who in turn award the employer group to an agent suitable for the enrollment process required. The PeoplesChoice voluntary product platform includes the carrier's products as well as the Company's legal product and other products made available as voluntary benefits.

ECC, a wholly owned subsidiary of the Company, was formed in 2000 for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U.
S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud in connection with Gateway's repudiation of its agreement with Einstein. See Note 9. In September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by MicronPC finances the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. There were no sales under this program because the program did not afford the employees the benefit of purchasing personal computers through payroll deduction. Accordingly, the agreement with MicronPC was terminated during fiscal year 2003.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2002, filed with the SEC on September 30, 2002. The financial statements as of and for the periods ended March 31, 2003 and 2002 are unaudited. The consolidated financial statements for the periods ended March 31, 2003 and 2002, have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. Operating results for the three and nine months ended March 31, 2003, are not necessarily indicative of the results expected for the year ending June 30, 2003. See "Going Concern Considerations", below.

Going Concern Considerations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, and has funded operations through investor capital and through revenues from operations. The Company has yet to generate sufficient revenues from its operating activities to cover its recurring expenses, but the Company has successfully implemented new sales initiatives, undertaken cost reduction programs, and begun debt restructuring strategies. The Company is in default on certain of its debt agreements, but management has been actively working to resolve these issues. Management recognizes that the Company must attain profitable operations or obtain additional capital resources to enable it to continue in business. Management plans to obtain operating capital through revenue growth, to continue with expense reductions, and will also consider obtaining additional capital through the sale and issuance of equity and debt securities, if necessary. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's generating additional operating capital and ultimately reaching profitable operations. No assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statement will be materially affected.

Significant Accounting Policies
-------------------------------

Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At times, cash balances may be held at financial institutions in excess of federally insured limits.

Restricted Cash. At March 31, 2003 and June 30, 2002, the Company had escrow deposits of $40,000 as collateral on an outstanding letter of credit relating to the Company's corporate office space lease. The letter of credit has a one-year renewable term. The funds are invested in a certificate of deposit and have been classified on the balance sheet as restricted cash.

Revenue Recognition and Credit Risks. Membership revenue from services provided to employees at the worksite is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. Revenues from all other customer-based services are recognized in the period the services are provided.

During the June 2001 quarter the Gateway personal computers inventory had been written down to net realizable value. Sales revenue from computer systems during the quarter ended September 30, 2001, was recorded upon shipment of the product to the customer and cost of sales was recognized based on the number of units shipped during the period.

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. At March 31 2003, the remaining average life of the portfolio was approximately 12 months. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible.

Income Taxes. The Company has tax net operating losses carryforwards (NOLs) of approximately $11,833,000 expiring beginning 2011. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

Earnings (Loss) Per Share. SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. At March 31, 2003 the Company's common equivalent shares include the Series C redeemable convertible preferred stock, stock options, warrants and a convertible note. During the March 2003 quarter all remaining Series A convertible preferred stock was converted to common stock. (See Note 5). At December 31, 2002, all remaining Series B convertible preferred stock was converted to common stock. (See Note
5). The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations. See Note 6.

Weighted average number of shares used to compute basic and diluted loss per share in this financial statement is the same for all periods presented since the effect of dilutive securities is anti-dilutive.

Statement of Comprehensive Income. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". A statement of comprehensive income is not included in the financial statements, as the Company has no items of other comprehensive income. Comprehensive income (loss) is the same as net income
(loss) for each period presented.

Segment Reporting. The Company has adopted SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments. Under SFAS No. 131, the Company's operations are defined as consisting of three operating segments.

Recent Accounting Pronouncements. In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This SFAS amends and clarifies financial accounting and reporting for derivative securities and hedging activities. The Company does not have any derivative securities or hedging activities, and does not plan to have them in the future; accordingly, SFAS 149 will have no impact on the Company's financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This SFAS amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for those companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to provide disclosure requirements, in both annual and interim financial statements, about the method used and the effect it has on a company's results of operations. The Company will continue to account for its employee stock based compensation plan under the provisions of the Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued Employees" and will adopt the disclosure requirements of SFAS No. 148. SFAS 148 is effective for interim periods beginning after December 15, 2002, and is presented in Note 5.

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

Reclassification. Certain prior year amounts have been reclassified in the financial statements to conform to current year presentation.


NOTE 2 - ACCOUNTS RECEIVABLE, NET
---------------------------------

Accounts receivable, net, consists of the following at March 31, 2003 and June 30, 2002:


                                                  March 31,        June 30,
                                                    2003             2002
                                                 -----------     -----------
   Current
         Accounts receivable                     $ 1,261,000     $ 1,200,000
         Allowance for doubtful accounts            (457,000)       (229,000)
                                                 -----------     -----------
                                                 $   804,000     $   971,000
                                                 ===========     ===========

   Long-term
         Accounts receivable                              --     $   474,000
         Allowance for doubtful accounts                  --         (91,000)
                                                 -----------     -----------
                                                          --     $   383,000
                                                 ===========     ===========

At March 31, 2003, the Company's accounts receivable were comprised of $164,000 relating to LCOA memberships and $1,097,000 relating to sales of Gateway personal computers by ECC. At June 30, 2002, the Company's accounts receivable were comprised of $121,000 relating to LCOA memberships and $1,553,000 relating to sales of personal computers by ECC.

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

NOTE 3 - LONG-TERM OBLIGATIONS
------------------------------

At March 31, 2003 and June 30, 2002, long-term debt and capital leases consisted of the following:

                                                                         March 31,    June 30,
                                                                           2003         2002
                                                                        ----------   ----------
     Term loans with various original maturity dates through 1998       $  116,000   $  127,000
     Interest rates range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest only is payable monthly during the terms of the loans

     Term loans from a shareholder with interest rates of 9% and 12%,
     with original maturity dates on or before July 2000                    40,000       40,000

     Capital leases, with imputed interest rate of 9%, maturing July
     2003                                                                    5,000       31,000

     Term loan from a shareholder bearing interest at 7%, originally
     due April 2000                                                         34,000       34,000

     Note agreement discounted at 4.75%, payable in monthly
     installments through February 2004                                     11,000       19,000

     Note and Security Agreement bearing interest at 15.5%, maturing
     September 2003                                                      2,545,000    2,545,000

     Notes refinanced during fiscal years 2001 and 2002:

     12% Convertible Notes due December 2002                                25,000      229,000

     9% Term loan from a shareholder, maturing September 2003                3,000        3,000

                                                                        ----------   ----------
             Total long-term obligations                                 2,779,000    3,028,000
                      Less:  Current portion                             2,779,000    2,804,000
                                                                        ----------   ----------

                    Long-term obligations                               $       --   $  224,000
                                                                        ==========   ==========

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its ECC subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement are collateralized by ECC's accounts receivable. Payments under this Note are to be made to Gateway from the monthly installment payments collected on ECC's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company is presently in litigation with Gateway regarding its prior business activities. The Company has asserted a common law right of set off against Gateway in this litigation and therefore payments on the Note are not being made and are not being escrowed. Counsel to the Company believes that because discovery is still in its early stages, it is too early in the litigation to form an opinion as to the likelihood of an unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. See Note 9.

During the quarter ended March 31, 2003, one 15% Term Note for $11,000 and $15,000 of related accrued interest, was converted into 99,003 shares of common stock at a conversion price of $0.2577 per share. See Note 5.

During the quarter ended December 31, 2002, the Company's 12% Convertible Notes matured and $218,000 principal amount of the Notes and $32,000 in accrued interest, were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. See Note 4. At March 31 2003, one 12% Convertible Note for $25,000 remains outstanding. At the present time, this remaining note holder has elected not to convert the Note to Series C stock.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans.

Interest expense relating to the Company's debt totaled $125,000 and $379,000, for the three and nine months ended March 31, 2003, respectively. Interest expense relating to the Company's debt totaled $122,000 and $440,000, respectively, for the three and nine months ended March 31, 2002.


NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK
-----------------------------------------------

During the quarter ended December 31, 2002, $218,000 principal amount of the Company's 12% Convertible Notes, and $32,000 of related accrued interest, were converted to into 100,184 shares of Series C stock at a conversion price of $2.50 per share.

The Series C stock is redeemable, in the event that the Company receives an infusion of capital, from any source, in excess of $250,000; however, capital used for the redemptions is not to exceed 15% of the proceeds received. The shares are redeemable during 2003 at $2.60 per share, during 2004 at $2.76 per share and thereafter at $3.03 per share. The Company is accruing the increase in the redemption price through charges to interest expense.

At the option of the holder, each share of Series C stock is convertible into ten (10) shares of the Company's common stock. The Series C stock entitles the holder to receive dividends, if and when declared by the Company's Board of Directors on the common stock, and to vote, in each case as if the Series C stock had been converted to common stock on the record date. The Series C stockholders have a liquidation preference of $2.50 per share over the holders of common stock.

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


NOTE 5 - CAPITAL STOCK
----------------------

Common Stock Conversion
-----------------------

During the quarter ended March 31, 2003, one 15% Term Note for $11,000 and $15,000 of related accrued interest, was converted into 99,003 shares of common stock at a conversion price of $0.2577 per share. See Note 3.

On February 25, 2003, all remaining shares of Series A Convertible Preferred Stock ("Series A stock") were converted to common stock. At December 31, 2002 there were approximately 16,667 shares of Series A stock outstanding. Each share of Series A stock was converted into 100 shares of common stock, for a total of 1,666,667 shares of common stock.

On December 31, 2002, all Series B Convertible Preferred Stock ("Series B stock") not previously converted by the holders into Common Stock, automatically converted in accordance with the Automatic Conversion provision of the Series B subscription agreement. At December 30, 2002 there were 2,160 shares of Series B stock. Each share of Series B stock was convertible into 100 shares of common stock, or a total of 216,000 shares of common stock.

Stock Options
-------------

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

Pursuant to the Employment Agreement with the Company dated January 1, 2002, on October 1, 2002, the Company's Chief Financial Officer was granted options to purchase 1.0 million shares of common stock at the fair value on date of grant, which was $0.05 on such date. The options have a term of five years and vest over a period of two years as follows: 200,000 options become exercisable on the date of grant; 300,000 options became exercisable January 1, 2003; and 500,000 options become exercisable on January 1, 2004

On October 1, 2002, the Compensation Committee of the Board of Directors approved the Employment Agreement for LCF's VP of Sales. Pursuant to the Employment Agreement, on October 1, 2002, LCF's VP of Sales was granted options to purchase 500,000 shares of common stock at $0.01 per share, which was below the fair value of the common stock on date of grant. These options have a contractual life of five years and are immediately exercisable. The value, for accounting purposes, of the 500,000 options was $10,000 at October 1, 2002. This amount has been recorded as compensation expense and is included in additional paid-in capital. Pursuant to the Employment Agreement, the VP of Sales has the right to receive future grants of options, at $0.01 per share, if future performance goals are reached, these options will be measured and recorded as compensation, if granted.

The Company accounts for its employee stock option plans under APB No. 25 accordingly no stock-based employee compensation cost is reflected in the Statement of Operations for options granted at an exercise price equal to or higher than the fair value of the underlying common stock on date of grant.

In accordance with SFAS 148, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.

                              (see following page)

                                     Three Months   Three Months    Nine Months    Nine Months
                                        Ended          Ended          Ended          Ended
                                       March 31,      March 31,      March 31,      March 31,
                                         2003           2002           2003           2002
                                      -----------    -----------    -----------    -----------
Net loss, as reported                 $  (361,000)   $   (94,000)   $(1,096,000)   $(1,087,000)
Add: Stock-based employee
compensation expense included in
net loss, net of related tax
effects                                        --             --         10,000             --
                                      -----------    -----------    -----------    -----------
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects        (10,000)       (11,000)       (39,000)       (32,000)
                                      -----------    -----------    -----------    -----------

Net loss, pro-forma                   $  (371,000)   $  (105,000)   $(1,125,000)   $(1,119,000)
                                      ===========    ===========    ===========    ===========

Loss per share:
Basic and diluted loss per
share, as reported                    $     (0.01)   $      0.00    $     (0.04)   $     (0.05)
                                      ===========    ===========    ===========    ===========

Basic and diluted net loss per
share, pro-forma                      $     (0.01)   $      0.00    $     (0.05)   $     (0.05)
                                      ===========    ===========    ===========    ===========

Warrants
--------

On January 1, 2003, the Company issued a business marketing associate exercisable and non-forfeitable warrants to purchase 100,000 shares of common stock each, at $0.01 per share. The value assigned for accounting purposes to the 100,000 warrants issued was $3,000. This amount has been included in additional paid-in capital. The warrants have a contractual life of five years.

In July 2002, the Company issued to two business marketing associates exercisable and non-forfeitable warrants to purchase 100,000 shares each of common stock, at $0.10 per share. The value assigned for accounting purposes to the 200,000 warrants issued was $22,000. This amount has been included in additional paid-in capital. The warrants have a contractual life of five years.

On May 28, 2002, the Company signed an agreement with a business-marketing associate whereby AORs would be obtained by the business-marketing associate on behalf of LCF. For each $100,000 of insurance premium written from such referrals, the Company would issue the business marketing associate warrants to purchase 22,000 shares of common stock at $0.01 per share. The issuance of the warrants was capped once the insurance premium level reached $25,000,000, or 5,500,000 warrants, and their issuance was contingent on performance under the agreement. At June 30, 2002, the value assigned for accounting purposes to the 5,500,000 contingently issuable warrants was $494,000, which was based on the fair value of the Company's common stock the date the agreement was signed. This amount was included in additional paid-in capital and as a reduction to equity through Unearned Premium Commissions. In October 2002, the above agreement was terminated. The accounting entry for the warrants, recorded in fiscal year 2002, was reversed during the quarter ended December 31, 2002. The Company entered into a new agreement in November 2002, pursuant to which the business marketing associate will serve as an electronic business recruitment center for the Company and will perform the service of creating and sending 24 targeted email-advertising campaigns, at its own expense, on behalf of the Company. The term of the new agreement is for a period of two years or until the 24-targeted email-advertising campaigns are completed. Through March 31, 2003, one targeted mail-advertising campaigns was made. Upon completion of services to be performed by the business marketing associate, the Company will issue warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.01 per share.

NOTE 6 - NET LOSS PER COMMON SHARE
----------------------------------

For the three and nine months ended March 31, 2003 and 2002, basic and diluted weighted average common shares include only weighted average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                 Three Months   Three Months    Nine Months    Nine Months
                                    Ended          Ended          Ended          Ended
                                   March 31,      March 31,      March 31,      March 31,
                                     2003           2002           2003           2002
                                  -----------    -----------    -----------    -----------
Common shares outstanding          26,507,755     22,478,668     26,507,775     22,478,668
Effect of weighting                (1,059,954)      (303,722)    (1,683,129)      (988,897)
                                  -----------    -----------    -----------    -----------

Weighted  average common shares
outstanding                        25,447,801     22,174,946     24,824,646     21,489,771
                                  ===========    ===========    ===========    ===========

Basic and diluted net loss per share for the three and nine months ended March 31, 2003 and 2002, was calculated as follows:

                                 Three Months    Three Months    Nine Months     Nine Months
                                    Ended           Ended           Ended           Ended
                                   March 31,       March 31,       March 31,       March 31,
                                     2003            2002            2003            2002
                                 ------------    ------------    ------------    ------------
Loss from operations             $   (287,000)   $   (295,000)   $ (1,043,000)   $ (1,181,000)
Non-operating income (loss)           (74,000)        201,000         (53,000)         94,000
                                 ------------    ------------    ------------    ------------

Net loss                         $   (361,000)   $    (94,000)   $ (1,096,000)   $ (1,087,000)
                                 ============    ============    ============    ============

Basic and diluted loss per
share from operations            $      (0.01)   $      (0.01)   $      (0.04)   $      (0.05)
Basic and diluted loss per
share - non operating                    0.00            0.01            0.00            0.00
                                 ------------    ------------    ------------    ------------
Basic and diluted net loss per
share                            $      (0.01)   $      (0.00)   $      (0.04)   $      (0.05)
                                 ============    ============    ============    ============

Weighted average common shares
outstanding                        25,447,801      22,174,946      24,824,646      21,489,771
                                 ============    ============    ============    ============

Common stock equivalents that would dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect on net losses incurred during the three and nine months ended March 31, 2003 and 2002, include the following:

                                           At March 31, 2003   At March 31, 2002
                                           -----------------   -----------------
Common stock options                               3,476,754           1,116,754
Series A convertible preferred stock                      --           1,666,667
Series B convertible preferred stock                      --             756,000
Series C convertible preferred stock               1,102,027                  --
Convertible debt                                     101,315             972,296
Warrants relating to issuance of-
     Common stock                                  1,050,000           1,050,000
     Series B preferred                              395,600             395,600
     Convertible notes                               172,800             172,800
     Other                                         1,670,000           1,420,000


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

In November 2002, the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003, the period in which the Company expects to be in a positive cashflow position. At March 31, 2003, amounts expensed and deferred under this agreement totaled $16,000. On December 2, 2002, the Compensation Committee of the Board of Directors approved a grant of 60,000 options on December 3, 2002, and the Company issued said options to management employees in exchange for agreeing to defer compensation until 2003. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensation by $30,000 each, until the Company is in a positive cashflow position, which is expected to be in mid 2003. On January 31, 2003, the Compensation Committee of the Board of Directors approved, based on merit, the 2003 compensation increases for the Chief Executive Officer and the Chief Financial Officer, per their respective employment agreements. The Chief Executive Officer and the Chief Financial Officer are deferring the salary increases for 2003, and will continue to receive their compensation at the reduced 2002 rate, until the Company has positive cash flow.

On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl the Chief Executive Officer and Elvie Lamar Weber the Chief Financial Officer, in lieu of voluntarily deferred compensation due to them for fiscal years 2000, 2001 and 2002. Through March 31, 2003, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2003, and due to the Chief Executive Officer and the Chief Financial Officer amounted to $491,000 and $82,000, respectively. Pursuant to accounting rules governing such options, the grant and measurement dates will not occur until the shareholders approve the option issuances. The actual number of options to be issued will depend on the fair value of the Company's stock at the time of shareholder approval. The Chief Executive Officer's options will be exercisable at 110% of the fair value of the Company's stock at the grant and measurement date, and the Chief Financial Officer's options will be exercisable at the fair value of the Company's stock at the grant and measurement date. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval. The Company intends to seek shareholders approval of the 2002 Stock Option Plan, as well as the above-described issuances.

On October 1, 2002, the Compensation Committee of the Board of Directors approved the Employment Agreement for LCF's VP of Sales. Prior to the effective date of the Employment Agreement, the Company had advanced commissions and loaned this individual a total amount of $25,000. These amounts bear interest at a rate of 6%, and will be reimbursed within the next twelve months.

In July 2002, in conjunction with its current litigation (see Note 9), the Company took the position that no accrued compensation is due and owing to two former executives of the Company. Accordingly, during the September 2002 quarter, the Company eliminated $97,000 of related accrued compensation.

NOTE 8 - SEGMENT INFORMATION
----------------------------

As of March 31, 2003, the Company has three segments, LCOA, LCF and ECC, each of which operates in a single line of business. Revenues from LCF will also qualify as a segment; however, its operations are not expected to start until the June 2003 quarter. In the opinion of management, the expenses incurred to date for LCF are not material and are presented in the table below under LCOA. Also see
Note 1, Organization and Note 9, Legal Proceedings.

                                                                    Consolidated
                                         LCOA            ECC            Total
                                      -----------    -----------    ------------

Revenues
  Quarter - March 2003                $   491,000    $        --    $   491,000
  Quarter - March 2002                    502,000             --        502,000

  Nine Months - March 2003              1,410,000             --      1,410,000
  Nine Months - March 2002              1,558,000         54,000      1,612,000

Operating Income (Loss)
  Quarter - March 2003                   (214,000)       (73,000)      (287,000)
  Quarter - March 2002                   (220,000)       (75,000)      (295,000)

  Nine Months - March 2003               (766,000)      (277,000)    (1,043,000)
  Nine Months - March 2002               (935,000)      (246,000)    (1,181,000)

Segment Assets
  Quarter ended March 31, 2003            572,000        699,000      1,271,000
  Quarter ended March 31, 2002            636,000      1,671,000      2,307,000

Depreciation and Amortization
  Quarter - March 2003                     33,000         21,000         54,000
  Quarter - March 2002                     34,000          9,000         43,000

  Nine Months - March 2003                100,000         62,000        162,000
  Nine Months - March 2002                100,000         28,000        128,000


NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Letters of Credit
-----------------

At March 31, 2003, the Company had a letter of credit totaling $40,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

Legal Proceedings
-----------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment method. The Company began delivering computers to employees utilizing this methodology in October 2000. In connection with this program the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company and the Company was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case styled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserts breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. On January 15, 2002, the U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. On or before February 11, 2002, ECC filed its second amended complaint. Gateway renewed its motion to dismiss ECC's complaint and the briefing on this matter was completed. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. An early neutral evaluation conference was held on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the parties were unable to reach agreement on early resolution of the case. The parties began discovery by exchanging documents that each may use to support their claims and defenses. The parties have also subpoenaed documents from third parties and have begun taking depositions of witnesses.

On July 1, 2002, LCOA, LCF, Legalclub.com, Inc., and ECC filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges that each Mr. Krouse and Mr. Samach breached the terms of their respective employment agreements, as well as breach of contract against National Accident Insurance Consultants, Inc. It also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, the Court granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Court's directives. On October 4, 2002, the Company filed its Amended Complaint adding additional counts and parties. On October 21, 2002, all Defendants joined in filing a Motion to Dismiss and/or Compel Separate Statements. A hearing on the Motion was scheduled for December 16, 2002, before the Court. On November 5, 2002, the Company filed an Emergency Motion for Temporary Injunction ("Motion"). The Court will hear the Motion on a non-jury docket the week beginning July 21, 2003. The parties have begun discovery in the matter and will expedite discovery that relates to the Motion. On February 6, 2003, both Mr. Krouse and Mr. Samach filed actions against LCOA and Brett Merl alleging breach of employment agreement, breach of note, fraud and negligent representation arising from the same operative facts as the aforementioned lawsuit. LCOA and Mr. Merl deny the allegations of the complaint, believe the complaint is without merit and will vigorously defend the same. On April 10, 2003 the parties attended a court ordered mediation that was conducted by the Honorable Gerard Mager (retired). Judge Mager adjourned the mediation and requested the attorneys for the respective parties meet in an attempt to narrow or resolve the issues. The meeting will take place in the near future. Additionally, on April 10, 2003 the Court entered an order denying the defendants' Motion to Dismiss as to twenty-three (23) of the forty-give (45) counts, granted the Motion without prejudice with leave to amend as to fourteen
(14) counts, and granted the Motion as to eight counts on April 18, 2003. Legal Club has timely filed a Motion for Rehearing as to the eight (8) counts dismissed with prejudice. A ruling is expected in the near future. Additionally, on April 18, 2003 Legal Club filed a Motion for Clarification of the Court's

Order to determine the legal basis on which the Court granted the Motion to Dismiss. A hearing is set for May 19, 2003. Discovery is continuing. On May 1, 2003 LCOA and Mr. Merl filed Motions to Dismiss both lawsuits. The Motions to Dismiss will be set for hearing in the near future.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------


                              Safe Harbor Statement

Certain statements in this Form 10-QSB, including information set forth under this Item 2. Management's Discussion and Analysis or Plan of Operation constitute "forward-looking statements" under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors"). The Company desires to avail itself of the statutory safe harbors provisions under these Sections and are therefore including this special statement to enable the Company to do so. Statements made in this Form 10-QSB, including those under Management Discussion and Analysis of Financial Conditions and Results of Operations and Off-Balance Sheet Arrangements, below, are deemed to be forward-looking statements as the term is defined in the statutory safe harbors, except for historical facts. Forward looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.


         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Recent Events

During the nine months ended March 31, 2003, the Company has continued its efforts to increase LCOA revenues by developing marketing and sales initiatives and implementing initiatives started during fiscal 2002. The Company has expanded the scope of its marketing efforts by introducing new programs and has obtained additional products that may be offered at the worksite through its voluntary benefits portfolio. Additionally, the Company has also undertaken to increase its penetration in direct marketing and affinity programs, which in fiscal 2002 decreased significantly.

    PeoplesChoice(TM). During the June 2002 quarter, Legal Club Financial Corp. ("LCF") d/b/a PeoplesChoice, a wholly owned subsidiary of the Company, began to broker business to its insurance carrier associates by securing agent of record letters ("AOR") with employers that wish to provide voluntary benefit portfolios to their employees, and then awarding those AOR letters to their insurance carrier associates. In awarding the cases, PeoplesChoice insurance carriers agree to carry and sell LCOA Legal plans as part of their portfolios, external to the PeoplesChoice cases. PeoplesChoice has put together a unique menu of voluntary benefits, which include Legal Club plans, cruises, personal computers and other more traditional insurance products offered by their insurance carrier associates.

During the March 2003 quarter, the Company entered into an agreement with Genesis Travel that has an exclusive marketing arrangement with the nation's largest cruise line, whereby PeoplesChoice will market cruise vacations as a voluntary benefit, and allow employees to pay for them through payroll deduction. This unique product will be offered at the workplace starting in the September 2003 quarter.

To date, PeoplesChoice has awarded over 16 corporate clients whose employees include members of two Union Locals, and one large HR outsourcing company to various carriers and their general agents/enrollment firms. The coordination and implementation of the enrollment process with each of the insurance carriers, third party administrators and enrollment companies is a complex task. As such, Peoples Choice has delayed some of its projected enrollment dates so that it can provide extensive training to the carriers, agents and enrollers to be sure that significant penetration is achieved in these cases.

During the September 2002 quarter, PeoplesChoice awarded a national human resources outsourcing company with approximately 750 corporate clients and their 307,000 employees to three national insurance carriers. The general agents ("GA") that were awarded the cases by the insurance carriers agreed to include LCOA products on employer group presentations external to this case. As of November 2002, all agent training had been completed. Peoples Choice delayed enrollments in the Northeast due to a change in insurance carriers for the region. As of May 5, 2003 corporate client presentations have been scheduled with enrolments expected to begin during the September 2003 quarter. Revenues from this case will start being realized in the December 2003 quarter.

PeoplesChoice awarded its second voluntary benefits portfolio case, the United Food and Commercial Workers Union, AFL-CIO ("UFCW") Local 204 ("Local 204"), to various national insurance carriers and their GAs. Local 204 has approximately 8,000 union members residing in 16 corporations, which in total have approximately 20,000 employees accessible to PeoplesChoice. The president of Local 204 has approved the offering of PeoplesChoice voluntary benefits portfolio to non-union employees in addition to union employees, and continues to assist PeoplesChoice in obtaining master applications from each employer group to allow for the presentation of the voluntary benefits portfolio to non-union employees. As a result of these efforts, the number of employees that will be exposed to the Peoples Choice voluntary benefits portfolio will be significantly higher.

As of April 1, 2003, enrollments were completed at Equity Meats, with penetration exceeding the Company's initial expectations, and further validating our enrollment methodology and size of opportunity with the unions. The enrollment company sold insurance products to approximately 68% of the Equity Meats 384 eligible employees, and 9% purchased our Legal Club program. Both insurance commissions and membership fee revenue from this case are expected to start being realized the latter part of the June 2003 quarter.

Due to the level of excellent enrollment penetration demonstrated at Equity Meats, approximately 1,500 Local 204 members, from smaller employer groups, will be awarded to the same enrollment company for face-to-face enrollments in the June and September 2003 quarters. The Company expects the revenue stream from these employer groups to start being realized in the September 2003 quarter.

Enrollments are currently under way at Kroger's SC and NC locations. PeoplesChoice had secured the services of an enrollment company that effectively uses outbound telemarketing methods to communicate employee benefits to employees at the worksite. They were going to be responsible for the February 2003 enrollment of the 2,600 Local members that are employed by Kroger's. After seeing the results of Equity Meats, Local 204, PeoplesChoice and the enrollment company decided to change the enrollment methodology to face-to- face meetings with each Local 204 Kroger union member at their work locations. To facilitate this, and to try to achieve similar penetration results as at Equity Meats, Local 204 will have one of their business agents ("BA") accompany the enrollment company's field representative to all presentations. The Company continues to anticipate that revenue from this case will start being realized in the September 2003 quarter.

The most significant development in Local 204 has been PeoplesChoice's ability to use the collective bargaining process to contract with Keebler and Equity Meats and to allow PeoplesChoice to have individual meetings with each of these companies' employees, twice a year, during January and June. With the assistance of the President from this and other Locals, PeoplesChoice anticipates that it will continue to be integrated into the UFCW union's collective bargaining process.

To date, PeoplesChoice has received approval to offer its voluntary benefits portfolio to union and non-union employees in various companies. Due to ongoing training and the coordination of the enrollment process, the enrollment of a food processing plant ("House of Raeford") with approximately 5,600 employees, 1,200 of them union, has been rescheduled to July 2003. Accordingly, the Company expects revenues from this case to first be realized in the September 2003 quarter. PeoplesChoice has also been granted access to employees of the South East regional operations of Keebler Foods ("Keebler"), with over 1,000 union and non-union employees. This enrollment is expected to be scheduled for August

2003, with revenues from this case estimated to start being realized the earlier part of the December 2003 quarter.

On January 28, 2003, PeoplesChoice obtained the Agent of Record letter for the UFCW Local 1657 ("Local 1657"). This Local has approximately 18,000 members employed in approximately 20 corporations with over 20,000 total employees. With the assistance of the President of Local 1657, PeoplesChoice will use the same methodology to gain access to both union and non-union employees as done in Local 204. These efforts will significantly increase how many employees may be exposed to the Peoples Choice platform of benefits.

The first Local 1657 case to be scheduled for enrollment is Bruno's, a food retailer with approximately 12,500 union and non-union employees. Bruno's is a wholly owned subsidiary of Royal Ahold, an international food retailer and foodservices company, with over 350,000 employees world wide. Implementation meetings have been scheduled for mid-May 2003 for PeoplesChoice, the insurance carrier and the enrollment company, to meet with the corporate client and set up the enrollment process for the employees. Because this is a large case, enrollment is expected to take several months to complete. It is anticipated that the face-to- face enrollment of the Bruno's employees will begin in July of 2003, with revenue expected to start being realized in the December 2003 quarter.

PeoplesChoice is in negotiations with two more UFCW Locals and expects to receive signed contracts shortly. In addition, introductions by the UFCW Locals Presidents' have been made to several other national unions. Contract negotiations are underway with two of them and the Company is confident the agreements should be executed by the end of the June 2003 quarter.

Additionally, the Presidents of UFCW Locals 204 and 1657 have joined the Company's Advisory Board. The Company formed the Advisory Board to make use of the members' experience, influence and accredited insight, to focus on the proliferation of the PeoplesChoice voluntary benefits platform throughout the entire UFCW as well as all other unions they have close affiliations with. The UFCW currently has a total of 1.4 million members located across the country. With the Advisory Board member's assistance, Peoples Choice hopes to acquire permission from each Local to be able to offer its benefit platform to both the union and non-union members of UFCW's corporate clients in the future. The Advisory Board has no duties to the Company and has no policy-making functions, and serves solely to assist the Company with PeoplesChoice union initiatives.

   PMA. In September 2002, the Company executed agreements with Performance Matters Associates ("PMA"), a wholly owned subsidiary of a national insurance carrier with over 15,000 corporate clients, to integrate LCOA's Legal plans into their portfolio of voluntary benefits. Training for the sales integration of LCOAs products began, on a national level, in September 2002 in California and Ohio and was completed in March 2003. PMA wrote its first Legal Club case in January, and in May 2003 it has started enrolling two cases, each with over 500 employees. PeoplesChoice awarded PMA approximately 200 corporate clients of a national human resources outsourcing company. PMA is in the process of calling on these corporations to offer the PeoplesChoice voluntary product portfolio. Problems with PMA's parent company caused the temporary suspension of activity with the cases awarded them. PMA's focus, as well as LCOA's, has been the successful integration of LCOA's legal products into the PMA sales process. As of February 1, 2003, PMA's parent company issues appear to have been resolved and renewed efforts are being made to move the PeoplesChoice-PMA relationship forward. When PMA writes insurance business with either LCOA existing clients or in a PeoplesChoice case awarded to them, the Company will receive override commissions of 20% on all insurance premiums written. In addition, LCOA awarded PMA 300 of its corporate clients whose enrollments have declined in the past few years to call, on the Company's behalf, to effectuate new re-enrollments.

   LCOA Worksites. During the nine months ended March 31, 2003, the Company has continued to increase its national worksite marketing client base, independent of the initiatives described above. During the March 2003 quarter, LCOA enrolled two new worksites, one with approximately 5,000 employees and the other one with over 700 employees. Additionally, during the March 2003 quarter, three big corporate clients had their annual voluntary benefits re-enrollments and LCOA increased its penetration, some by over 5.0%. LCOA's enrollments from these companies are currently being processed, and revenue will begin to be realized in the July 2003 quarter. Revenue from the September 2002 quarter enrollments has started to be realized by the Company in the March 2003 quarter, and those initiated in the December 2002 quarter are expected to be realized in the June 2003 quarter. The Company has in its production pipeline for the June 2003 quarter, three new corporate clients to enroll, each with over 1,000 employees, and one corporate client with over 4,000 employees that will be doing its annual re-enrollment of voluntary benefits. The PeoplesChoice initiative has strengthened the Company's insurance carrier s and GA relationships and has given the Company better exposure to each of the carrier's independent agent bases. As such, the Company has begun to see a significant number of new agents writing business that had not done so previously. As more of the insurance carriers' agents are exposed to PeoplesChoice and Legal Club, the Company anticipates that the number of new agents that will be writing new business would continue to grow.

On May 9, 2003, the LCOA agent for an LCOA employer client notified the Company that its Legal Club product was being replaced at the LCOA client during this year's re-enrollment process. For the nine months ended March 31, 2003, this employer group contributed approximately $129,000 to the Company's net result of operations. The Company is at the present time considering various courses of action to take, including actions to retain the employer group. Additionally, the Company has done preliminary analyses of any financial impact the possible loss of this employer group would have on its financial position and future cash flows, and the Company has determined that although revenues may be lowered, it expects that the March 2003 quarter initiatives alone that have already become cash resources will offset any potential cash loss from this employer group. The PeoplesChoice initiatives started during the December 2002 and March 2003 quarters, the new LCOA employer groups and the re-enrollments currently underway of LCOA legal plans, as well as the new direct marketing initiatives discussed below will also offset any potential loss of cash flows, and would decrease the Company's net loss.

   Direct Marketing and Affinity Initiatives. During the March 2003 quarter and continuing through May 5, 2003, the Company has been able to establish new direct marketing and affinity market relationships.

The Company has entered into a new agreement with one of its national affinity association clients, through December 31, 2003, and renewable on an annual basis thereafter. This agreement provides access to Legal Club plans to a larger number of the association's members. The Company is paid on a per-month, per-member basis, for the access service. A member, who wishes to join one of Legal Club plans offered, is able to join at a discount rate as a result of their membership in the association. From December 2002 to April 2003, there has been a 22.6% increase in the number of this association's members being provided access to Legal Club plans.

The Company has also entered into various new direct marketing agreements. On December 2002, the Company entered into a two-year, renewable, private label direct marketing agreement offering its Legal, Legal Plus$ and small business plans. Depending upon the product sold, the Company will be paid various wholesale prices for each private label membership sold to the public. This initiative started in March 2003 and through April 30, 2003, this program's membership has already increased by over 100% since the first month's marketing efforts commenced.

On March 19, 2003, as amended April 18, 2003, the Company entered into another two-year, renewable, private label direct marketing agreement. This agreement provides for up-front, non-recourse payments to the Company for the annual Legal Club individual plan memberships. The direct marketing company started this program in the second half of April; accordingly, the first memberships from this initiative were starting to be received in May 2003.

On April 24, 2003, the Company entered into a one-year, renewable private label direct marketing agreement with a publicly traded company. The agreement allows the direct marketing company limited use of the Company's proprietary Legal Club website portal for a monthly fee of $10,000. It also provides for a non-recourse, non-refundable administrative membership fee for each private label business plan membership sold. This initiative was started May 1, 2003, and through May 12, 2003, the Company has already received the May payment for the website portal fee, and over 24,000 members. Based upon the initial marketing efforts and results, the Company anticipates that this new marketing effort will continue to grow.

   LegalIQ. In November 2002, the Company entered into an agreement with InsuranceIQ.com ("IIQ") to serve as an electronic business recruitment center for the Company and to provide the service of creating and sending 24-targeted email-advertising campaigns at its own expense on behalf of the Company. This agreement has a term of two years or until the 24-targeted email-advertising campaigns are completed. Through March 31, 2003, one targeted mail-advertising campaign was made. The targeted email-advertising campaigns are expected to save the Company marketing costs of approximately $8,000 per use or $96,000 annually, if the services are utilized monthly. This agreement replaces the agreement entered into by the Company with IIQ during the June 2002 quarter.

Cost Savings Initiatives

In addition to the new marketing programs that the Company has implemented, as discussed above, the Company has continued to focus its efforts in controlling or reducing its cost of operations and has continued restructuring its liabilities. During the three and nine months ended March 31, 2003, the Company reduced its operating expenses compared with the same periods in 2002. In November 2002, the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003, the period in which the Company expects to be in a positive cashflow position. At March 31, 2003, amounts expensed and deferred under this agreement totaled $16,000. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensations $30,000, until the Company is in a positive cashflow position. Additionally, the Chief Executive Officer and the Chief Financial Officer have also deferred the increase in compensation that, per their respective employment agreements, became effective January 1, 2003, until such time as the Company is cash-positive, or such deferral may be taken in the form of stock options at the executives discretion. On October 15, 2002, the Compensation Committee of the Board of Directors approved, as disclosed in Form 10-KSB for the year ended June 30, 2002, the issuance of non-qualified stock options to the Chief Executive Officer and the Chief Financial Officer, in lieu of voluntarily deferred compensation due them for fiscal years 2000, 2001 and 2002. The grants are subject to shareholder approval of the 2002 Stock Option Plan. This will effectively reduce the Company's liabilities upon shareholder approval of the Plan, by approximately $573,000, including amounts deferred during the current fiscal year. See Part I, Item 1. Note 7, Related Party Transactions.

During the March 2003 quarter, one 15% Term Note for $11,000 and $15,000 of related accrued interest, was converted into 99,003 shares of common stock at a conversion price of $0.2577 per share.

Additionally, in December 2002, the Company restructured its 12% Convertible Notes. Principal amount of $218,000 and $32,000 in accrued interest on the Notes were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. At March 31, 2003, one 12% Convertible Note for $25,000 remains outstanding. The note holder has elected not to convert the Note at this time. See Part I, Item 1, Note 4. Redeemable Convertible Preferred Stock.

Gateway Litigation

As reported in Form 10-KSB for the year ended June 30, 2002, on July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's second amended complaint brought against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. An early neutral evaluation conference was held on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the parties were unable to reach agreement on early resolution of the case. The parties began discovery by exchanging documents that each may use to support their claims and defenses. The parties have also subpoenaed documents from third parties and have begun taking depositions of witnesses. See Part I, Item 1. Note 9., Legal Proceedings


Results of Operations

Three and Nine Months Ended March 31, 2003 and 2002

The Company reported a net loss of $361,000, or $0.01 per basic and diluted common share, for the three months ended March 31, 2003, compared with a $94,000 net loss, or $0.00 per basic and diluted common share for the comparable period in 2002. The increase in net loss for the March 2003 quarter was due primarily to $244,000 in non-recurring, non-operating income recorded in 2002.

For the nine months ended March 31, 2003, the Company reported a net loss of $1,096,000, or $0.04 per basic and diluted common share, compared with a $1,087,000, net loss, or $0.05 per basic and diluted common share, in 2002.

The following table presents a summary of the results of operations for the three and nine months ended March 31, 2003 and 2002, which are discussed in more detail below. This information should be read in conjunction with the Consolidated Statements of Operations presented under Item 1., Financial Statements.

                              (see following page)

          Three and Nine Months Ended March 31, 2003 compared with 2002

                                           Three Months Ended                            Nine Months Ended
                               ------------------------------------------    ------------------------------------------
                                 Mar. 31,       Mar. 31        % Variance      Mar. 31        Mar. 31        % Variance
                                   2003           2002         Inc./(Dec.)       2003           2002         Inc./(Dec.)
                               ----------------------------------------------------------------------------------------
Membership revenue
  Worksites/Consumers          $   441,000    $   358,000           23.2%    $ 1,275,000    $ 1,062,000           20.1%
  Direct Marketing                  24,000        107,000          (77.6)         57,000        376,000          (84.8)
  Affinity                          26,000         37,000          (29.7)         78,000        120,000          (35.0)

Total revenue                      491,000        502,000           (2.2)      1,410,000      1,612,000          (12.5)
----------------------------------------------------------------------------------------------------------------------

Compensation and benefits          411,000        348,000           18.1       1,164,000      1,344,000          (13.4)
Commissions                        122,000        102,000           19.6         339,000        286,000           18.5
Advertising and marketing            6,000         63,000          (90.5)         49,000         95,000          (48.4)
Professional fees                   53,000         41,000           29.3         187,000        198,000           (5.6)
Office and administrative           95,000        147,000          (35.4)        437,000        550,000          (20.5)
Occupancy                           37,000         53,000          (30.2)        115,000        138,000          (16.7)
Depreciation and amort              54,000         43,000           25.6         162,000        128,000           26.6

Total operating expenses           778,000        797,000           (2.4)      2,453,000      2,793,000          (12.2)
----------------------------------------------------------------------------------------------------------------------

Loss from operations              (287,000)      (295,000)           2.7      (1,043,000)    (1,181,000)          11.7
----------------------------------------------------------------------------------------------------------------------
Non-operating, non-recurring
income (loss), net                       0        244,000         (100.0)        127,000        244,000          (40.2)
----------------------------------------------------------------------------------------------------------------------

Net loss                       $  (361,000)   $   (94,000)        (284.0)%   $(1,096,000)   $(1,087,000)          (0.8)%
======================================================================================================================

For the three months ended March 31, 2003, the Company's operating loss continued to decrease, $8,000, or 2.7%, compared with the same period in 2002. For the nine months ended March 31, 2003, the Company's operating loss decreased $138,000, or 11.7%, compared with the same period in 2002, primarily as a result of a $340,000, or 12.2%, reduction in the Company's operating expenses in 2003.

Revenue for the three and nine months ended March 31, 2003, decreased $11,000 and $202,000 compared with the same periods in 2002. Membership revenue decreased $11,000, or 2.2%, to $491,000 during the three months ended March 31, 2003, compared with $502,000 in the comparable quarter of 2002. For the nine months ended March 31, 2003, membership revenue decreased $148,000, or 9.5%, to $1,410,000, compared with $1,558,000 during the same period in 2002. These declines were principally the result of decreases of $83,000 and $319,000 in direct marketing revenues during the three and nine months ended March 31, 2003, respectively, partially offset by increases of $83,000 (23.2%) and $213,000 (20.1%) in worksite revenue during the three and nine-month periods in 2002, respectively

The growth in worksite revenue was due to LCOA's worksite initiatives, re-enrollments of current employer groups and from increased penetration at the worksites. For the three months ended March 31, 2003, there were eight new significant employer groups included over the same period in 2002, and two employer groups cancelled the legal services plan. For the nine months ended March 31, 2003, there were thirteen new significant employer groups included over the same period in 2002, and only two cancellations. Direct marketing revenues declined because two direct marketing organizations had difficulty maintaining their merchant accounts as a result of more stringent regulations covering the merchant services industry and a national direct marketing corporation, with which LCOA does business, was acquired and restructured its marketing strategy and it is winding down its direct marketing program with the Company.

Revenue from ECC's sales of Gateway computer systems and accessories totaled $54,000 for the nine months ended March 31, 2002, which represented sales of approximately 160 units at wholesale prices. There were no such sales during fiscal year 2003. Cost of sales associated with these personal computer sales in 2002 amounted to $54,000, which was equivalent to the sales price. ECC began sales operations in the quarter ended December 31, 2000. In February 2001, Gateway ended its relationship with the Company. See Part I, Item 1. Note 9., Legal Proceedings.

Operating expenses decreased $19,000, or 2.4%, to $778,000 during the three months ended March 31, 2003, from $797,000 during the comparable period in 2002. The decreases for the three-month period were primarily the result of reductions in advertising and marketing expense, general and administrative expenses, and occupancy costs, offset in part by higher compensation and commission costs. During the nine months ended March 31, 2003, operating expenses decreased $340,000, or 12.2%, to $2,453,000, from $2,793,000 in 2002. The decreases for the nine-month period were the result of reductions in the majority of the expense categories, principally in employee compensation and benefits costs, partially offset by increased commission costs.

Compensation and employee benefits increased $63,000, or 18.1%, to $411,000, during the three months ended March 31, 2003, compared with $348,000 for the same period in 2002. The increase for the three-month period was primarily the result of the 2003 compensation increases for the Chief Executive Officer and the Chief Financial Officer, per their respective employment agreements, which was accrued but unpaid, and one unfilled manager position during the comparable period in 2002. For the nine months ended March 31, 2003, compensation and employee benefits decreased $180,000, or 13.4%, to $1,164,000, compared with $1,344,000 during 2002. This decrease was due primarily to management's continuing efforts to reduce the per-employee operational costs. LCOA reduced its staff approximately 3.9% eliminating an additional full-time position from levels in March 2002, and has continued cutting back on its use of contract labor. The Company's average number of employees during the nine months ended March 31, 2003, decreased 13.9% compared with the same period in 2002.

Commission expenses were $122,000 and $339,000 during the three and nine months ended March 31, 2003, respectively, compared with $102,000 and $286,000 for the comparable periods in 2002, reflecting increases of 19.6% and 18.5% during the 2003 three and nine-month periods, respectively. Commission expense was higher during the 2003 periods due primarily to first-year commission rates resulting from the Company's increase in its national worksite client base, from March 2002 to March 2003.

Advertising and marketing costs were $6,000 and $49,000 during the three and nine months ended March 31, 2003, respectively, compared with $63,000 and $95,000 for the comparable periods in 2002, reflecting decreases of 90.5% and 48.4% during the 2003 three and nine-month periods, respectively. Advertising and marketing show a decrease in 2003 as a result of costs in 2002 associated with re-enrollment costs for a major employer group as well as marketing costs incurred last year to increase LCOA's worksite membership revenues.

Professional fees increased $12,000, or 29.3%, to $53,000, during the three months ended March 31, 2003, compared with $41,000 in the same period of 2002. This increase was due principally to legal fees associated with the Company's current litigation. See Part I, Item 1. Note 9, Legal Proceedings. For the nine months ended March 31, 2003, professional fees decreased $11,000, or 5.6%, to $187,000, compared with $198,000 during the comparable period in 2002. The decrease in professional fees was primarily attributable to lower expenditures for investment marketing services during 2003.

Office and administrative expenses totaled $95,000 for the three months ended March 31, 2003, compared with $147,000 for the same period in 2002, a reduction of $52,000, or 35.4%. This decrease was due primarily to decreases in provision for doubtful accounts, lower printing costs and a $13,000 decrease in directors fees. The $14,000, or 31.1% reduction in provision for doubtful accounts reflected during the March 2003 quarter was the result of higher credit loss reserve requirements on ECC accounts in 2002. Printing expenses decreased $20,000, or over 100%, as a result of the decline in direct marketing and affinity activities during the 2003-quarter compared to the same period in 2002.

For the nine months ended March 31, 2003, office and administrative expenses amounted to $437,000, compared with $550,000 during the same period in 2002, a $113,000, or 20.5% decrease. During the nine-month period of 2003, compared with 2002, there were reductions in fulfillment, printing and postage costs aggregating $37,000 primarily as a result of a decline in direct marketing. Additionally, during the nine-month period of 2003, provision for doubtful accounts decreased $21,000, or 10.9%, auto allowance decreased $12,000 as a result of employee terminations, and telephone costs were reduced $13,000 due to employee terminations and also as a result of a new cellular phone plan and limits set by the Company on cellular phone reimbursements.

Depreciation and amortization expenses amounted to $54,000 and $162,000 for the three and nine months ended March 31, 2003, respectively, compared with $43,000 and $128,000 for the comparable periods in 2002, representing an increase of $11,000 per quarter, or 25.6%, during each of the three quarters of 2003. The increase is attributable to the acceleration of amortization costs associated with software development costs incurred in fiscal year 2001 to develop an operating platform for ECC's computer sales. As a result of Gateway ending its relationship with the Company in February 2001, amortization of ECC's operating platform has been adjusted to be amortized over the average remaining term of the ECC receivables.

Non-operating income (loss), net, amounted to losses of $74,000 and $53,000 for the three and nine months ended March 31, 2003, respectively, compared with income of $201,000 and $94,000, during the comparable periods in 2002, respectively. Non-operating income (loss), includes gains on debt restructured, miscellaneous income and interest income.

During the three months ended March 31, 2003, the Company's non-operating income was comprised primarily of interest income. The nine-month period in 2003 included miscellaneous income associated with the elimination of a $30,000 payable for non-performance and breach of contract, and the elimination of $97,000 of accrued compensation for two former executives who resigned in December 2001. In conjunction with the Company's current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to the former executives. The three and nine months ended March 31, 2002, included gains on debt restructured and miscellaneous income. During the three-month period of March 2002, the Company restructured a previously recorded vendor payable and previously recorded commissions due on the Series B Preferred Stock, recognizing gains of $174,000. The three and nine-month periods of 2002 also included miscellaneous income resulting from the elimination of an $89,000 payable to a company that is no longer in business. Interest income amounted to $50,000 and $180,000 for the three and nine months ended March 31, 2003, respectively, compared with $79,000 and $290,000, for the comparable periods in 2002, representing decreases of 36.7% and 37.9%, respectively. The decrease in interest income is attributable primarily to the maturing of the ECC loan portfolio.

Other expenses for the three and nine months ended March 31, 2003 and 2002 was comprised of interest expense. Interest expense for the current quarter amounted to $125,000, compared with $122,000 in 2002, an increase of $3,000, or 2.5%.
Interest expense for the nine months ended March 31, 2003, amounted to $379,000, compared with $440,000 in 2002, a decrease of $61,000, or 13.9%. The decrease in interest costs resulted from the payoff of notes since March 2002, the restructuring of the Convertible Notes in December 2002, the conversion during the March 2003 quarter of a Term Note to common stock, as well as the prepayment of a capital lease obligation. The nine months ended March 31, 2002 included costs totaling $25,000 resulting from the issuance of 250,000 shares of common stock to accredited investors as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the ECC personal computer program. The agreement with the national computer manufacturer was not consummated and the money advanced by the investors was returned. The three and nine-month periods in 2002 also included a $19,000 loss on the disposal of property and equipment resulting from the Company's move last year to its new corporate offices.

Liquidity and Capital Resources

The Company's principal sources of cash have historically been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers in fiscal year 2001. At this time the Company is not considering raising capital from either the sale of debt or equity securities. During the current fiscal year the Company's primary sources of income have been LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers. From a cash flow perspective the remaining receivables from sales of Gateway computers are now due within a year as a source of cash. At the present time the Company anticipates that its near-term cash sources and growth will continue to be from its operations. The Company will however, explore any financial opportunity that benefits its future and enhances the value of the Company.

The Company's liquidity and capital resources were negatively impacted since the second half of fiscal year 2002 as a result of the loss of direct marketing revenue because of more stringent merchant services regulations. The Company's liquidity and capital resources were also negatively affected since the beginning of fiscal 2002 as a result of Gateway ending its relationship with ECC for sales of personal computers through the worksites. The loss of the Gateway relationship forced the Company to look for alternatives to its payroll deduction program with Gateway. See Recent Events, above.

To offset the loss of these liquidity sources, during the second half of fiscal 2002, the Company began to re-focus its marketing efforts in increasing the penetration of its LCOA products at the worksite and started new initiatives to expand its services at worksites by providing employer groups with voluntary benefits portfolios. The Company is proceeding with the implementation of the worksite initiatives started in fiscal 2002 and during the nine-month period of 2003, which is reflected in the over 20% increase in worksite revenue compared with last year. The Company concentrated its resources in establishing the enrollment methodologies and coordinating the training and marketing efforts for Local 204 initiatives. The coordination and implementation of the enrollment process with each of the insurance carriers, third party administrators and enrollment companies is a complex task. As such, Peoples Choice delayed some of its projected enrollment dates so that it can provide extensive training to the carriers, agents and enrollers to be sure that significant penetration is achieved in each and all cases. Furthermore, due to the complexity of a union's collective bargaining process, enrollments previously scheduled for December and January had to be postponed until the completion of Local 204 negotiations with the various employer groups. The Company started the enrollment process in the March 2003 quarter, however, the collective bargaining agreements with some of the employer groups do not allow for deductions to be effective until June 2003. In addition to the Company's worksite initiatives, during the December 2002 quarter, the Company actively sought both direct marketing companies and affinity groups with which to affiliate and introduce its LCOA products, in an effort to re-enter those markets. During the March 2003 quarter, the Company entered into direct marketing agreements and a new affinity agreement and has been able has been able to increase revenue from these two marketing sources since the September 2002 quarter. Due to the Company's new initiatives, as described under "Recent Events", both direct marketing and affinity revenue rose in the March 2003 quarter compared with the December 2002 quarter. The new direct marketing and affinity programs will provide the Company with a source of new cash resources. Although the delays in the Local 204 enrollments have placed the Company in an unfavorable cash position over the next four-to-five months, management feels confident that the new direct marketing and affinity initiatives will provide the Company with the necessary funds to continue meeting its current operating obligations. Additionally, as described below, the Company implemented cost-control measures during the December 2002 quarter to ensure that it continues to be able to meet current operating obligations.

Cash and cash equivalents, excluding restricted cash, was $71,000 at March 31, 2003 compared with $227,000 at June 30, 2002 and $39,000 at March 31, 2002.

Net cash of $107,000 was used for operating activities during the nine months ended March 31, 2003, compared with $2,000 during the same period in 2002. Although loss from operations was reduced $138,000, net loss increased $9,000, due primarily to a $147,000 decline in non-operating income, net, of which

$98,000 net, was the result of lower non-recurring, non-operating activities in 2003. During the nine months ended March 31, 2003, cash was used in operations to pay down accounts payable, which payments increased $92,000, to $189,000, compared with 2002. Cash was also used to pay $45,000 in marketing costs previously deferred and $22,000 to acquire printing material associated with new printed material relating to PeoplesChoice initiatives and new LCOA cases being enrolled. Net cash from operations was also lower in 2003 as a result of decreases in collections of accounts receivable ($198,000) and interest ($47,000), principally from ECC receivables, as a result of payoffs and the maturing of the portfolio. See Results of Operations - Other Income, above. Partially offsetting this use of cash, were increases in accrued compensation ($72,000) and other accrued expenses ($119,000). Cash flows used for investing activities amounted to $15,000, compared with $18,000 in 2002. Cash flows of $34,000 were used for financing activities during the nine months ended March 31, 2003 compared with cash flow provided by financing activities of $20,000 in 2002. During 2003, repayments of debt and capital leases decreased $67,000 as a result of the repayment of debt and capital leases during fiscal year 2002 and the nine-month period of fiscal 2003. During the nine-month period ended March 31, 2002, the Company sold 555,000 shares of common stock through a capital markets investment company for $0.30 per share. Proceeds on the sales, net of commissions were $103,000, or $0.1857 per share. Additionally, restricted cash amounting to $18,000 was released during the 2002 period.

The Company is at present meeting its current obligations from its weekly cash flows. In addition the Company is paying some of its previously incurred accounts payable and other liabilities. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available and during the December 2002, the Company contacted several vendors to re-negotiate the terms of repayments on previously incurred obligations. The Company has continued its cost savings initiatives during the nine months ended March 31, 2003, reducing its operating expenses 12.2% compared with 2002. Additionally, during the December 2002 quarter one additional staff position was cut, and the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003 when the Company is expecting to be in positive cashflow position. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensations $30,000 each, until the Company is in a positive cashflow position, which is expected to be in mid 2003. The Chief Executive Officer and the Chief Financial Officer have also agreed to defer the increase in compensation effective January 1, 2003, per the employment agreements, until such time as the Company is cash-positive, or it may be agreed upon that the deferrals may be taken in the form of stock options. Although these cost saving initiatives have been put in place and additional cost cutting measures may be taken in the short-term, if needed, there can be no assurances that the Company's present flow of cash will be sufficient to meet future obligations.

The Company also initiated in fiscal year 2002, efforts to restructure its liabilities and was successful in restructuring a $295,000 payable and eliminated accrued bonuses for two former executives, as a result of their resignations. During the September 2002 quarter the Company also eliminated from its balance sheet and future cash needs, accrued compensation for the two former executives, pursuant to current litigation relating to their resignations. The Company has continued its endeavors to restructure its balance sheet, and towards that end, the Chief Executive Officer and the Chief Financial Officer have agreed to receive stock options in lieu of voluntarily deferred compensation earned for fiscal years 2000, 2001 and 2002. At March 31, 2003, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2003, and due the executive officers aggregated $573,000. The financial benefit of the grants, which are subject to shareholder approval of the 2002 Stock Option Plan at a shareholders meeting planned to be held in 2003, will not be reflected on the balance sheet until approval of the Plan and the above described issuances is received from the shareholders. Additionally, the Company has been successful in its efforts to reduce its outstanding debt. During the March 2003 quarter, one 15% Term Note for $11,000 and $15,000 of related accrued interest, was converted into 99,003 shares of common stock at a conversion price of $0.2577 per share. And during the December 2002 quarter the Company was able to restructure its 12% Convertible Notes. Principal amount of $218,000 and $32,000 in accrued interest on the Notes were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. At March 31, 2003, one 12% one Convertible Note for $25,000 remains outstanding. At the present time, the note holder has elected not to convert the Note to Series C stock. The Company continues its commitment to the indebtedness restructure program and will continue its efforts in the future. There can be no assurance that the Company will continue to be successful in its efforts to restructure its indebtedness.

The Company has also committed to seeking opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products: (1) As discussed under "Recent Events", the Company instituted various initiatives during the second half of fiscal 2002 to increase LCOA worksite revenues, among them is PeoplesChoice, which will offer employer groups voluntary benefits portfolio for their employees. The Company expanded its PeoplesChoice worksite market client base, as in the case of the UFCW Locals, and continues to add new products to its voluntary benefits portfolio, such as the cruise vacations, which will become part of the portfolio in the June 2003 quarter. Payments of commissions on insurance premiums and memberships from Local 204 enrollments are anticipated to start in the latter part of the June 2003 quarter and begin increasing in the September 2003 quarter. (2) The Company also entered into an agreement with PMA that will allow for increased penetration of LCOA plans at the worksite and (3) continues to directly enroll and re-enroll employer groups. These initiatives, two of which were started in fiscal year 2002, have started to be executed during December 2002 and the March 2003 quarter. (4) Additionally, during the December 2002 quarter, the Company, sought to expand again its other revenue sources, and during December 2002 and the March 2003 quarter, it was able to successfully negotiate agreements with direct marketing and affinity companies that are known in their respective markets. The Company is hoping that it will build these relationships and that the loss in fiscal year 2002 of these revenue sources will begin to narrow. Management has also continued seeking financial institutions willing to issue credit to consumers and accept payment through payroll deduction to restart its program of personal computer sales at the worksite. The Company is currently in negotiations with a financial institution that has agreed to issue consumer credit and accept payments through payroll deduction.

If the Company is unsuccessful with its current marketing and sales initiatives expansion, cost savings strategies, balance sheet restructuring and identifying replacement sources of cash for the loss of cash flows from the computer sales' receivables within the next year, it could have an adverse impact on the Company's ability to meet its future cash flow needs and its ability to continue as a going concern.

For its long-term cash and liquidity needs, as market conditions allow, the Company will explore any financial opportunity that benefits its future and enhances the value of the Company. The Company is not presently seeking to obtain equity or debt financing, and expects that the current marketing initiatives, as well as its cost-control measures, will afford it the necessary working capital to manage operations.

The Company has received working capital loans from related parties, although there is no assurance that affiliated parties would be willing to make such loans in the future. The Company's Chairman of the Board and Chief Executive Officer, as well as a previous executive officer of the Company, have subscriptions for a total of 1.2 million shares of common stock. The subscription agreements are dated December 1997. The notes, which are secured by a pledge of the common stock, are due December 31, 2003, with the interest accrued thereon due December 31, 2010. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. The Company does not expect the subscriptions receivable to be paid prior to their maturity date, although the CEO has indicated the principal amount and accrued interest on the notes will be satisfied. The collection of the subscriptions receivable from a previous executive officer is presently being discussed.

The Company continues to be in default of certain of its debt agreements. The amount of debt in default totaled $215,000 at March 31, 2003. See Part I, Item 1, Note 3- Long Term Obligations. These debt agreements have various original maturities from 1998 through December 2002. Accrued interest associated with the notes is also currently in default. During the March 2003 quarter, one 15% Term Note for $ $11,000 and $15,000 of related accrued interest, was converted into 99,003 shares of common stock at a conversion price of $0.2577 per share. As market conditions allow, management will continue attempting to convert the remaining $116,000 principal amount of term loans to capital stock, at terms and conditions mutually agreed upon by the debt holder and the Company. However, there can be no assurances that the Company will be able to successfully continue converting the term loans at terms and conditions mutually acceptable. Additionally, the Company has asserted a common law right of set off against

Gateway and therefore payments to Gateway under a Note and Security Agreement dated September 25, 2000 are not being made and are not being escrowed. The Company is presently in litigation with Gateway (see Part I, Item 1., Note 9, Legal Proceedings), regarding its prior business activities with Gateway. Counsel to the Company believes that because discovery is still in its early stages, it is too early in the litigation to form an opinion as to the likelihood of an unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway.

                         Off-Balance Sheet Arrangements

At March 31, 2003, the Company had a letter of credit totaling $40,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

Item 3.  Controls and Procedures
         -----------------------

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of the Company's disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer, and there have been no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

Refer to Part I, Item 1, Note 9, incorporated herein by reference, for a discussion of legal proceedings, and Form 10-KSB for the year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002.


Item 2. Changes in Securities and Use of Proceeds

Refer to Part I, Item 1, Notes 3 and 4, incorporated herein by reference, for a discussion on the conversion of the 12% Convertible Notes to Series C Redeemable Convertible Preferred Stock. Refer to Part I, Item 1, Note 5, incorporated herein by reference, for a discussion on the conversion of the Series A and B Convertible Preferred Stock to Common Stock and the issuance of Common Stock warrants.


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

          (a)  Certification by Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (b)  Certification by Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (c)  Certification by Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (d)  Certification by Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three month and nine month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the management of the Company.

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


/s/ AHEARN, JASCO + COMPANY, P.A.
--------------------------------------
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 9, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2003
                                 LEGAL CLUB OF AMERICA CORPORATION



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