Form 10KSB
period 2003-06-30
LEGAL CLUB OF AMERICA CORP
filed 2003-09-29
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ------------

[X]  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:  June 30, 2003

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

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Small business issuer had $1.9 million in gross revenues for the fiscal year ended June 30, 2003.

The aggregate market value of the Small business issuer's Common Stock held by non-affiliates of the Small business issuer on September 19, 2003 was $859,120 based on the average bid and asked price of the Common Stock on that date.

As of September 19, 2003, there were 26,507,755 shares of the Small business issuer's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2003

                                Table of Contents
                                -----------------


                                                                            Page
                                                                            ----

PART I.........................................................................1
   Item 1.   Description of Business...........................................1
   Item 2.   Description of Property...........................................9
   Item 3.   Legal Proceedings.................................................9
   Item 4.   Submission of Matters to a Vote of Security Holders..............10


PART II.......................................................................11
   Item 5.   Market for Common Equity and Related Stockholder Matters.........11
   Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................14
   Item 7.   Financial Statements.............................................28
   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................52
   Item 8A.  Controls and Procedures..........................................52


PART III......................................................................52
    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................52
   Item 10.  Executive Compensation...........................................53
   Item 11.  Security Ownership of Certain Beneficial Owners and Management...55
   Item 12.  Certain Relationships and Related Transactions...................57
   Item 13.  Exhibits and Reports on Form 8-K.................................57


SIGNATURES....................................................................59


EXHIBITS......................................................................60








--------------------------------------------------------------------------------
   We own or have the rights to certain trade names and trademarks that we use in conjunction with our services.

   This document also contains trade names and trademarks of other companies.

PART I

Item 1.  Description of Business
         -----------------------

The Company

         Corporate History

Legal Club of America Corporation (the "Company") was formed in October 1998, as a result of the predecessor company merging with and into Bird-Honomichl, Inc., a publicly traded, inactive Colorado corporation. The Company has three wholly owned operating subsidiaries, LegalClub.com, Inc. ("LCOA"), Legal Club Financial Corp., d/b/a PeoplesChoice(R)("LCF" or "PeoplesChoice") and Einstein Computer Corp. ("ECC"). LCOA operates a national legal referral service and LCF is a licensed insurance agency that provides voluntary benefit portfolios to employer groups. ECC sold personal computer systems and accessories to employees at their workplace. See Gateway Litigation under Item 3., Legal Proceedings.


Business Segments

     LCOA

         General

LCOA operates a national legal referral service that provides its members referrals to a network of over 20,000 attorneys located throughout the United States, Puerto Rico, and the US Virgin Islands, who have contracted to provide both individuals and small business owners with a variety of free or deeply discounted legal services. Since its inception in 1998, LCOA has established a variety of legal plans (the "Plans") and built a substantial internal infrastructure to administer large volume enrollments and a diversified marketing capability to enroll individuals and small business owners on a national scale. LCOA screens, builds and maintains the attorney network, and markets the Plans to members. LCOA derives its revenue from membership fees and pays commissions to its independent agents on business written. The LCOA Plans are also made available in Spanish throughout the United States and Puerto Rico where provider attorneys have both bilingual staff and provider attorneys.

Membership revenues from LCOA for the fiscal years ended June 30, 2003 and 2002 were $1,891,000 and $2,052,000, respectively. See Part II. Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations".

The Legal Plans provide a member with referrals to attorneys who have contracted with LCOA to provide referred members with free and deeply discounted legal services, as well as an hourly rate that never exceeds $75/hour. The LCOA Plans offer members large savings on their legal service needs when compared with the national average for a partner attorney of $261 per hour in 2002. Participating attorneys are free to exercise their own independent professional judgment in deciding whether or not to accept any given case referred to them. But once the case is accepted they must abide by LCOA 's predetermined fee schedule. Upon enrollment, a participating attorney is immediately assigned to members based upon location, requested areas of law, and language spoken. LCOA does not provide any legal services, nor does it make any payments to, or receive any payments from, the participating attorneys. LCOA also does not underwrite or provide insurance. As such, LCOA does not have certain limitations associated with legal insurance products. Any applicant who is able to pay for a membership is accepted. There are no complicated claim forms to be completed, no exclusions for previously instituted or pending litigation, no waiting periods for access to the services and no increases in premiums for over-use. Members have immediate access to the nationwide network of LCOA participating attorneys.

Members pay LCOA a fee on a monthly, quarterly or annual basis, depending on the type of membership they select. Monthly fees range from $0.08 to $24.95, depending on the type of membership selected. Discounted rates are offered to large groups or associations that pay for their members to have a membership in the LCOA Plans, as well as to direct marketing companies that may resell LCOA products under private label arrangements. Group discounts are also provided to employers that purchase the LCOA Plans on behalf of their employees. As of August 31, 2003, there were approximately 354,500 active members, an increase of 111,000 members, or 45.6% , compared with 2002. The majority of these memberships are attributable to large affinity or direct marketing programs for which LCOA receives substantially less than the published annual membership rate.

Provider Attorneys. LCOA has an extensive database of referral attorneys for its members. LCOA receives no portion of the fees members pay to attorneys, and LCOA and the Company pay no fees to the LCOA network attorneys. Prior to acceptance in the LCOA network, LCOA screens the attorneys to ensure that those accepted to participate in the LCOA programs meet and maintain the Company's qualification and quality standards. The Company has established an attorney selection and evaluation process which ensures that: (a) all attorneys have a Martindale-Hubbell law directory ethical standard of "V" (very high), and either an "A" (very high to preeminent) or "B" (high to very high) legal ability rating if listed in this law directory, (b) each attorney maintains an active license to practice law in the state in which he or she practices, (c) each attorney maintains good standing in his or her respective bar association or licensing department, (d) each attorney maintains professional liability insurance of at least $100,000 per occurrence / $300,000 in the aggregate, and (e) each attorney provides quarterly updates of his or her personal practice information. The attorneys must also agree to provide specified levels of service, offer discounts to LCOA members, and perform certain routine legal services without charge. On a quarterly basis, the Company requests, and receives, disciplinary history reports from the bar associations of every state with respect to each participating attorney in the network. The Company also performs anonymous professionalism testing of the attorneys in the LCOA network to ensure that they are providing services that meet the Company's standards. Attorneys with whom members have experienced verified service problems, or have not maintained the Company's qualification and quality standards, are removed from LCOA's network. In an effort to ensure that the Company is able to match an appropriate and qualified attorney to each member, it categorizes the attorneys based on geographic location, substantive practice area, and foreign language skills. If the needs of the members change or they are dissatisfied with the attorney recommended to them, they are permitted to change attorneys as often as they desire.

     Services

The Company provides consumers access to affordable legal care. The Company uses the worksite market as its primary distribution system for its service products. The following are descriptions of the Plans currently marketed by LCOA.

Individual/Family Legal Plan. The Individual/Family Legal Plan members receive access to a nationwide network of over 20,000 independent attorneys who have agreed to provide each member with free and discounted legal care. The free services include; unlimited phone consultations for new matters, face to face consultations, review of legal documents (six page maximum), help representing oneself in small claims court, phone calls made on a member's behalf, letters written on a member's behalf and preparation of simple wills, with free annual updates. The member also receives a deeply discounted flat fee schedule from the participating attorneys for the most commonly needed legal services such as traffic defense ($89), Chapter 7 bankruptcy ($250), simple divorce ($210) and real estate closings ($175). More importantly, the member receives an extremely low hourly rate of just $75 for in or out of court legal representation and other services, as well as discounted contingency fees. This rate represents a substantial savings when compared to the national average of $261 per hour for partner attorneys. The Individual/Family Legal Plan benefits are available to the member, his or her spouse, any children age 23 or younger, and any other dependents living with the member. The membership cost of this plan ranges up to $12.00 per-member, per-month or $144 per year.

Small Business Legal Plan. Membership in LCOA's Small Business Legal Plan offers the small business owner referrals to lawyers who have agreed to provide a number of free services including ten initial collection letters per month, thirty-minute initial face-to-face consultations for all new legal matters and review of up to five 10-page documents each month. The cost of all other services is at a low hourly rate of $89 for out of court representation and $109 for in-court representation. There is also a discount on all contingency-based legal matters. The membership cost of this plan is $299 per year.

Specialty Service Plans. In addition to the Individual/Family Legal Plan and the Small Business Legal Plan described above, LCOA also offers other specialty service plans that complement the legal plans. These specialty plans usually contain many of the legal plan benefits or complement the legal plans offered. In addition to the specialty plans described below, the Company will continue to evaluate and develop other such plans or product enhancements as needed to remain competitive in the growing legal marketplace.

         Tax Program. LCOA began to offer the PeoplesChoice Tax Program in fiscal year 2003, which through an exclusive arrangement with the provider, affords members with free tax advice and preparation, as well as deep discounts on most tax preparation schedules. The membership cost for this service plan is $2.00 per-member per-month.

         LegalPLU$. This plan combines free financial education with all the benefits of the Individual/Family Legal Plan. Although the plan does not provide financial advice, the members have both toll free and Internet access to financial advisors and tools to help them with their personal finances. LCOA charges a per-member, per-month fee that ranges from pennies to dollars depending on the size of the organization and the marketing of this service product.

     Marketing

The Company markets its LCOA products through a combination of vertical markets including worksite marketing, direct marketing and affinity marketing.

Worksite Marketing. In the worksite market, the Company enters into marketing agreements with large national insurance companies that have worksite marketing divisions. In many cases, these insurance companies offer the LCOA Plans as their exclusive legal services benefits and carry LCOA products as part of their product portfolio. These insurance carriers market benefit plans to corporate clients and their employees nationally. By forming alliances with, and paying commissions to the insurance carriers, LCOA can benefit from their existing relationships, independent agent bases, and existing marketing channels. Essentially, the sales forces of these insurance carriers have an additional benefit that they can offer with their portfolio of employee benefits - the LCOA Plans. The Company believes that a legal services program is an attractive benefit option offered by employers and is consistent with the growing national trend towards voluntary benefit plans such as supplemental life, disability, cancer, vision and dental coverage. Typically, the Plan members make monthly payments for their memberships through automatic payroll deductions. LCOA does not pay any compensation pursuant to these agreements other than commissions to agents or companies when they sell LCOA Plans to an employer group or through other marketing channels.

In several cases, LCOA enrolls employees / members through the PassivePlus(TM) Enrollment Process. Under this method, employees or members of an organization are enrolled in LCOA for a free 90-day trial. Upon the expiration of the free trial period, the member may cancel the membership at no cost. If the member does not cancel the membership, it automatically renews and is paid through automatic payroll deductions. LCOA also sells employer paid products that require 100% employee / member participation to obtain a deeply discounted monthly membership fee from LCOA.

Direct Marketing. Direct marketing companies enter into contractual relationships with LCOA to sell its products through direct marketing campaigns. Direct marketing campaigns allow LCOA to reach large numbers of individuals and small businesses through methodologies not traditionally used by LCOA. LCOA Plans are offered to credit card and bank customers, credit union members, and members of many different associations. The direct marketing campaigns offer the LCOA service products as either stand-alone products or as part of a bundled benefits offering. In many cases marketing organizations already have an individual or small business program they are marketing and they use LCOA's Individual/Family Legal Plan to enhance the current offering's value. In some cases these programs are private-labeled by the direct marketing companies and sometimes they are sold under Legal Club's name. All direct marketing programs are administered and serviced by LCOA, including private label programs. During fiscal year 2002, direct marketing business decreased substantially because the merchant services industry was negatively impacted by new, more stringent regulations. In fiscal year 2003, the Federal Trade Commission ("FTC"), instituted additional regulations primarily to protect consumers from unwanted calls and unauthorized charges to their credit cards and checking accounts. The direct marketing industry, in order to address some of the more stringent FTC regulations as to product content sold to consumers, is seeking substantive products that have value to the consumer, to include in their offerings. The Company has built new relationships with national direct marketing organizations, and has been able to increase its presence in the direct to consumer market during the second half of fiscal year 2003. As a result of these new relationships, during the three months ended June 30, 2003, LCOA's direct marketing revenue increased by approximately 105% compared with the same period in fiscal year 2002, and increased approximately 241% over the prior quarter, ending March 31, 2003.

Affinity Marketing. Affinity marketing is generally done through organizations that have very large membership bases and charge an annual fee for the privilege of membership. These organizations include national associations, fraternal organizations, and credit card issuers. These groups purchase LCOA products to include as a "member benefit" or membership enhancement product. Companies in the affinity market derive significant revenue from annual membership dues and are always looking for ways to increase membership retention. This is usually done by providing members with additional member benefits that have a high perceived value, without increasing the cost of membership. These programs, which augment the Company's product distribution channels, are administered and serviced by LCOA. Marketing relationships have been developed with various national affinity-marketing organizations.

LCOA's website, www.legalclub.com, features three distinct environments and houses a vast resource of tools and services designed to satisfy the legal needs of the consumer, the legal professional, and the authorized agent who markets LCOA Plans. Many of LCOA's agents and several of the affinity and direct marketing campaigns, utilize LCOA's web site to augment their own on-line offers and to give members another vehicle for obtaining product knowledge, service and the ability to enroll online.

     Competition

The Company competes in a variety of market segments in the legal referral services industry, including pre-paid legal services, employee benefit plans, specialty programs and individual enrollments. Legal service plans are offered through various organizations and are distinguishable based on various characteristics. These characteristics include insurance vs. non insurance plans, whether there is a direct cost to the member, whether there is a sponsor and, if so, whether there is a direct cost to the sponsor, as well as the range and variety of services offered. According to the Legal Plan Letter, published by the National Center for Consumers of Legal Services, the following are examples of the most commonly used plans: (1) Member Plans which generally provide limited benefits on an automatic enrollment basis without any direct cost to the individual user. Labor unions, elder hotlines and the National Education Association are the largest sponsors of member plans; (2) Employment Based Plans are generally offered by medium to large employers and can include legal referral and consultation. Enrollment types can be automatic or voluntary with varying costs to the member; and (3) Military Plans offer automatic enrollment.

The legal referral services industry continues to evolve and grow rapidly although competition has not increased significantly as fewer companies are able to sustain the financial burden of creating and maintaining a national attorney network while remaining regulatory compliant. The main barrier to entry to this industry is the development and maintenance costs associated with creating a proprietary national network of attorneys, which is expensive to build and maintain, or the leasing of the same provider attorney network competitors use, which limits the selection of provider attorneys, and more importantly limits pricing flexibility and availability in various vertical markets. The majority of the 50 states provide a number of different regulatory classifications for legal programs. The process of receiving state approval prior to marketing in a particular state is both costly and time consuming. Additionally, the Company believes that the principal competitive factors for companies seeking to enter the industry are brand recognition, ease of use and accessibility, range of services, price, quality, reliability of services and strength of marketing and distribution channels. Most of the competition entering the legal programs market have their product classified as insurance and as such must adhere to insurance regulations in the states a company wishes to do business. This process makes it difficult to enter market segments because complying with such regulations is both an administratively difficult and expensive task. The Company believes it competes favorably in each of these areas.

The legal referral services industry segments in which LCOA competes are served by small regional legal services companies, insurance carriers and member plan companies, which include Pre-Paid Legal Services, Inc., Hyatt Legal Plans (a MetLife company) and ARAG Group (formerly Midwest Legal Services), among others, which have significantly more financial resources than the Company.

LCOA believes that its service has a number of important competitive advantages to a potential LCOA member, including: (a) no restrictions regarding eligibility and no waiting period for access to the services; (b) no limitations on usage once a customer becomes an LCOA member; (c) no exclusions based on previously instituted or pending litigation; (d) no increase in membership fees as a result of a member's high volume of usage of services; (e) Plan hourly attorney rates that do not require a member to pay additional expenses for many of the legal services; and (f) no wait for costs' reimbursement. LCOA believes that its existing network of participating attorneys and its ability to adapt and augment its products to the various distribution channels and market segments enhances its competitive position in the industry. Additionally, because revenues are based on initial and continuing membership fees and since LCOA does not reimburse or indemnify members for legal services rendered and has no financial relationship with the participating attorneys, increased usage by the members does not reduce LCOA's revenues or profits. Also, by limiting its role to providing legal referral services, LCOA believes that it materially reduces its exposure to any liabilities that may arise from or as a result of legal services provided by participating attorneys. The Company requires all participating attorneys to maintain liability insurance for the benefit of its members and also requires the attorneys to agree to indemnify the Company for any actions arising from their rendering of legal services to LCOA Plan members.

     PeoplesChoice(R)

         General

PeoplesChoice seeks to obtain Agent of Record (AOR) letters from employers interested in offering voluntary benefits to their employees in the workplace. Pursuant to an AOR letter, an employer appoints PeoplesChoice as its sole and exclusive agent for purposes of providing voluntary benefits to its employees in the workplace during the term of the AOR. An AOR may have a term of one to several years from the date of grant. In general, PeoplesChoice brokers this business to its insurance carrier partners, who in turn award these cases to their independent General Agents/Enrollment companies. PeoplesChoice offers a unique menu of voluntary benefits to employees including, among others, LCOA legal plans, tax preparation service plans, Carnival cruises and other traditional insurance products. PeoplesChoice commenced obtaining AOR letters in the fiscal quarter ended June 30, 2002.

Upon receipt of an AOR from a particular employer/case, PeoplesChoice, a licensed insurance agency, is responsible for interviewing and selecting suitable insurance carrier products, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes. In awarding the cases, PeoplesChoice insurance carrier partners and enrollment companies agree to market LCOA Plans external to the PeoplesChoice cases. The PeoplesChoice process of prospecting and then awarding cases to its agents and insurance carrier partners has created more productive, reciprocal relationships.

PeoplesChoice has obtained several AOR letters since June 2002. These include a national human resources outsourcing corporation interested in providing a complete voluntary benefits platform to its corporate clients, the United Food and Commercial Workers Union, Local 204 with approximately 8,000 union members in 16 corporations, which in total have approximately 100,000 employees, and Local 1657 with 18,000 union members employed in approximately 20 corporations with over 20,000 total employees. All these corporate cases have been awarded to insurance carrier partners. The coordination and implementation of the enrollment process with each of the insurance carriers, third party administrators and enrollment companies is a complex task. As such, Peoples Choice delayed some of its originally projected enrollment dates so extensive training could be provided to the carriers, agents and enrollers to ensure significant penetration. One enrollment was completed during the June 2003 quarter and one is currently underway, with the remaining enrollments in the pipeline through December 2003.

PeoplesChoice will receive override commissions for all insurance products written in the workplace where it is the agent of record, adding commissions as a new source of revenue for the Company in fiscal year 2004. PeoplesChoice will receive, on the average, commissions of approximately 40% on insurance premium written, and 60% of the revenue generated from Legal Club products. Due to the purposely-delayed enrollments, no revenue was recognized from PeoplesChoice for the fiscal year ended June 30, 2003.

     Benefits and Services

The Company has developed its PeoplesChoice benefits portfolio to provide consumers, access to affordable insurance, legal services and other voluntary benefits, such as cruises, using payroll deduction as the payment methodology. PeoplesChoice uses the worksite market as its primary distribution system Following are descriptions of the benefits offered by PeoplesChoice

Voluntary Insurance Products. PeoplesChoice offers the following products through its insurance carrier associates: Universal Life product provides life insurance benefits as well as living rider benefits, such as long-term care or terminal illness. Disability insurance provides coverage for disabled employee's income replacement benefits for both short-term disability and long-term disability when ill or injured and unable to work. Cancer insurance provides a single cash benefit payment upon first diagnosis of invasive cancer. Long-Term Care insurance provides coverage for long-term care expenses in a nursing home, adult day care or home setting. Critical Illness insurance provides a single cash benefit upon first diagnosis of covered illness or conditions. It is also PeoplesChoice's responsibility to customize the product menu offered to any employer group. PeoplesChoice takes on a consultative role from the time the AOR letter is executed, at which point they are responsible for sourcing and advising on products, enrollment methodology and third party administration.

Legal Plans. LCOA's Individual/Family Legal Plan and its Small Business Legal Plan are offered through PeoplesChoice. See "Business Segments", LCOA, Services, above, for a description of the plans.

Tax Advice and Preparation Program. This product provides unlimited access to tax advice, prior year tax return review and free tax return preparation of 1040 EZ, 1040 A and 1040 standard forms. Additionally, the tax program provides members with access to discounts on various other tax forms and schedules. Qualified tax professionals, including tax attorneys, CPA's, former IRS auditors and Enrolled Agents certified by the IRS, provide the tax advice and tax return preparation services.

Cruise Vacation Program. Carnival Cruise vacations are being offered in PeoplesChoice's enrollments effective July 2003. This program makes available Carnival's 3, 4, 5 and 7-day cruises that leave from numerous U.S. ports. Employees will be able to plan and book their cruise vacation from four months to a year in advance, and will be able to choose the time of year to travel and select the type of room they want, and then pay for the vacation through payroll deduction.

Discount Program. This program offers discounted products and services as a bundled voluntary benefit to employees or as an employer paid benefit. This program includes the following benefits: Discount Long Distance Phone Service makes available unlimited residential long distance service to employees within the continental U.S. for a low monthly payment. Discount Credit Counseling provides 50% discounted credit counseling to employees through one of the nation's largest non-profit credit counseling organizations. Discount Pharmacy offers over 65% discount on all prescription drugs, including brand name and generics through a network of over 30,000 nationwide pharmacies. Discount Hearing provides employees and their dependants 40-48% discount off suggested retail price on digital hearing aids. Discount Durable Medical Supplies offers employees up to 60% discount on over 7,000 medical items, such as crutches, wheel chairs and insulin traveling cases.

Name Brand Personal Computers. On July 25, 2003, the Company entered into a non-recourse agreement with a finance company, to finance personal computers, allowing for automatic payroll deduction as the payment methodology. The Company, through its PeoplesChoice platform, anticipates using its distribution channels, including its network of independent agents and be able to provide computer systems in addition to its other products. The Company wishes to offer worksite employees quality personal computer products and service, and it is currently in negotiations with various name-brand computer manufacturers. However, there can be no assurance that the Company will be successful in negotiating an agreement with a name-brand manufacturer. Accordingly, at the present time the Company cannot project when, or if, this program will be launched in fiscal year 2004.

     Marketing

The Company markets its PeoplesChoice voluntary benefits products through trade shows and advertising directed to corporate human resources departments, as well as advertising directed at LCOA's distribution network of agents and brokers. By forming alliances with the insurance carriers, PeoplesChoice can benefit from their existing relationships and marketing channels.

PeoplesChoice website, www.peopleschoicebenefits.com, houses extensive information on the benefits and services offered. PeoplesChoice long-term Internet strategy will be to provide a solution for the delivery of voluntary benefits to the workplace and to consumers at a fraction of the cost of conventional methods.

     Competition

In the market segment that PeoplesChoice has identified as its target market - the worksite - the Company believes that it has a unique voluntary benefits program, encompassing a variety of benefits and products made available to employees. The Company believes that the most significant factors, which distinguish competing companies, are price, quality of service, product array and design, and comprehensiveness of voluntary insurance coverage. Although other companies offer separately various of the products in the PeoplesChoice portfolio, such as insurance, legal and cruises, PeoplesChoice offers such products under one platform making all of the products readily available for employers to provide employees. PeoplesChoice believes that its relationship with its insurance carrier associates is relatively unique to this market segment. However, success may bring better-financed competitors into direct competition with PeoplesChoice for its distribution system, as well as directly to the employers.

     ECC

         General

ECC was developed to market computer systems and accessories as a voluntary benefit to employees at the workplace utilizing payroll deduction as the primary payment method. ECC's initial computer supplier arrangement was with Gateway, Inc. beginning October 2000. In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. See Gateway Litigation under Item 3., Legal Proceedings.

In an effort to restart a program to sell personal computers at the worksites, in September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by MicronPC was to finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction as in the previous program. ECC began marketing this program in November 2001. The Company was forced to abandon this program because no sales were generated as a result of the change in payment methodology, which did not afford the employees the benefit of purchasing personal computers through payroll deduction. Accordingly, the agreement with MicronPC was terminated during fiscal year 2003.

In the future, the Einstein (ECC) name will not be used to market sales of personal computers. Any future personal computer sales will be provided by PeoplesChoice under its voluntary benefits portfolio of products. As stated above, on July 25, 2003, the Company entered into a non-recourse agreement with a finance company, to finance personal computers, using payroll deduction as the payment methodology. The Company anticipates using its distribution channels, including its network of independent agents to offer computer systems in addition to its other PeoplesChoice products. Although the Company is currently in negotiations with various name-brand computer manufacturers, there can be no assurance that it will be successful in negotiating an agreement with a name-brand manufacturer. Accordingly, at the present time the Company cannot project when, or if, this program will be launched in fiscal year 2004.

     Competition

The competition for personal computer products and services market share is intense, with many large, brand name companies vying for the consumer's computer dollars. In the market segment that ECC identified as its target market - the worksite - better capitalized companies have been selling employer subsidized personal computers to employees. ECC believes that its relationship with its distribution network is relatively unique to this market segment. However, success in the worksite market may bring better-financed competitors and manufacturers into direct competition with ECC for its distribution system, as well as directly to the employers.


Trademarks

The Company maintains trademarks and registered trademarks with the United States Patent and Trademark Office, including the names of Legal Club of America(TM) and PeoplesChoice(R), as well as various logos and service marks.


Regulations

Since LCOA does not practice law, provide legal advice or provide any form of legal services to its members, LCOA does not believe that it falls under the purview of regulations governing attorneys. There is no fee sharing of any kind between LCOA and the referral attorneys and there is no financial relationship between LCOA and its participating attorneys. Attorneys participate in the program voluntarily, exercise their own independent professional judgment when seeing members and reviewing their cases, and remain bound by their State's professional code of ethics and attorney regulations. In 1994 and 1995, the predecessor to the Company received opinions from many State Bar Associations and attorneys, which concur with the Company's position that attorney regulations do not apply to LCOA's Plans. LCOA requires participating attorneys to comply with applicable regulations and ethical codes and it performs monitoring procedures to seek to ensure compliance.

Through 1998 the Company, or its predecessor, filed all quarterly reports as required under Rule 4-7.8 of the Rules Regulating the Florida Bar. In early 1999, The Florida Bar removed the Company from its list of private lawyer referral services at the urging of the Florida Department of Insurance. The Florida Bar issued an opinion to the Company that the Company's LCOA Plans do not fall under the Rules Regulating the Florida Bar and such informative filings are not required.


Insurance Regulations

The Company does not believe that substantive insurance regulations are applicable to its LCOA operations. In 1994 and 1995, the predecessor to the Company received opinion letters from numerous State Departments of Insurance concurring with this belief since the Company does not reimburse or indemnify its members for any legal expenses incurred. On occasion, a State may re-review the programs to be sure that the Plans' operations have not changed. There are currently no states that require LCOA to maintain reserve accounts, provide detailed quarterly financial reporting or abide by standard insurance type regulatory requirements. Some states may require an administrative filing or registration for informational purposes only.

In 1994, the predecessor to the Company received an opinion letter from the Oregon Insurance Department that its programs did not fall under the regulations of its department. In 2000, at the urging of the Florida Department of Insurance, the Oregon Insurance Division of the Department of Consumer and Business Services ("OID") conducted a re-review of LCOA's Plans. In July 2002, the Oregon Court of Appeals determined that while LCOA is not selling insurance and is not a legal expense insurer, its legal programs still require registration within the OID. LCOA is in the process of complying with such requirements. The Plans do not need to change their current operations. The registration requirements are administrative only. The Company is not aware of any other states that are reviewing or re-reviewing regulations at this time regarding the LCOA Plans.


Forward Looking Statements

This Report on Form 10-KSB contains a number of forward-looking statements, including, without limitation, statements referring to the Company's goal to (i) achieve revenue growth, (ii) continue reduction of its operating costs, (iii) continue restructuring activities and (iv) introduce new initiatives and processes.

Except for historical information contained herein, the matters discussed in this report containing forward-looking statements fall within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, ("statutory safe harbors"), that involve substantial risks and uncertainties. Forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward looking statements can generally be identified by the use of words such as "anticipate", "believe", "expect", "intend", "may", "plan", or similar words or phrases. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to differ from any future results or performance expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth in Part II. Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Safe Harbor Statement".


Employees

The Company has a total of 21 full time employees. They are assigned as follows:
4 are in management, 5 are in sales and marketing, and 12 are in operations. None of the employees belong to a union. We believe that our employee relationships are excellent.


Item 2.  Description of Property
         -----------------------

The Company currently occupies approximately 5,858 square feet of office space for its corporate headquarters in Plantation, Florida. The lease commenced February 2002, at an annual base rent of $159,000, escalating approximately 4.4% per year during the five-year term of the lease. The Company's office space facility is in good condition and is adequate for the Company's operations as presently conducted.


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

On July 1, 2002, LCOA, LCF, Legalclub.com, Inc., and ECC filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges that each Mr. Krouse and Mr. Samach breached the terms of their respective employment agreements. The complaint also alleges breach of contract against National Accident Insurance Consultants, Inc. In addition, it also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, the Court granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Court's directives. On October 4, 2002, the Company filed its Amended Complaint adding additional counts and parties. On October 21, 2002, all Defendants joined in filing a Motion to Dismiss and/or Compel Separate Statements. On February 6, 2003, both Mr. Krouse and Mr. Samach filed actions against LCOA and Brett Merl alleging breach of employment agreement, breach of note, fraud and negligent representation arising from the same operative facts as the aforementioned lawsuit. LCOA and Mr. Merl deny the allegations of the complaint, believe the complaint is without merit and will vigorously defend the same. On April 10, 2003 the parties attended a court ordered mediation that was conducted by the Honorable Gerard Mager (retired). However, the mediation failed to produce settlement. Additionally, on April 10, 2003 the Court entered an order denying the defendants' Motion to Dismiss as to twenty-three (23) of the forty-five (45) counts, granted the Motion without prejudice with leave to amend as to fourteen
(14) counts, and granted the Motion with prejudice. All motions for rehearing and clarification regarding the eight (8) counts dismissed with prejudice have been denied. LCOA intends to appeal the dismissal at the appropriate time. On July 7, 2003 LCOA filed a forty-four (44) count Second Amended Complaint which encompassed all previous counts except those dismissed with prejudice by the Court. On August 4, 2003 the Defendants filed their Answer, Affirmative Defenses and Counterclaims to the Second Amended Complaint. The Counterclaims essentially restate those that were subject to the pending Motion to Dismiss. On August 5, 2003 the Court entered an order dismissing all counts of Mr. Samach's Counterclaim with prejudice and dismissing all four (4) counts of Mr. Krouse's Counterclaim, three (3) with prejudice. Accordingly, on September 8, 2003 LCOA filed a Motion to Strike the Counterclaims and Affirmative Defenses that the Court previously dismissed with prejudice. The motion is set for hearing on September 24, 2003. Additionally, LCOA answered the remaining count of the Counterclaim and replied to the Affirmative Defenses on September 8, 2003. Discovery is ongoing. The matter will be set for trial upon resolution of the Motion to Strike.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to the vote of security holders of the Company during the quarter ended June 30, 2003.

PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

Market Price of Common Stock. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol LEGL. The following table shows, for the periods indicated, the bid quotations per share as reported on the NASD OTC Bulletin Board.

                                                   Bid Prices
                                               ------------------
                      Period                    High         Low
         --------------------------------      ------      ------

         Quarter Ended June 30, 2003           $ 0.05      $ 0.03

         Quarter Ended March 31, 2003            0.07        0.03

         Quarter Ended December 31, 2002         0.06        0.01

         Quarter Ended September 30, 2002        0.09        0.05

         Quarter Ended June 30, 2002             0.10        0.03

         Quarter Ended March 31, 2002            0.10        0.02

         Quarter Ended December 31, 2001         0.10        0.05

         Quarter Ended September 30, 2001        0.16        0.06

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. At September 19, 2003, the closing price of the Company's Common Stock $0.03.

As of September 19, 2003, there were 26,507,755 shares of the Company's Common Stock issued and outstanding held by 430 holders of record. As of the same date, there ware 110,202 shares outstanding of the Company's Series C Redeemable Convertible Preferred Stock held by 12 holders. As of September 19, 2003, all shares of the Company's Series A and Series B Preferred Stock had been converted to Common Stock. Certain shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners.

Of the 26,507,755 shares of outstanding Common Stock, 17,209,168 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the Common Stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and has beneficially owned shares of Common Stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. The holders of the Company's restricted securities became eligible to sell under Rule 144 on May 2, 2000. Sales of eligible registered securities have had a substantial adverse effect on the market price of the Company's securities.

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


Recent Sales of Unregistered Securities

Series A Convertible Preferred Stock. During the year ended June 30, 2003, the holder of the remaining 16,667 shares outstanding of the Company's Series A Convertible Preferred Stock ("Series A Stock") exercised the option to convert such shares into shares of Common Stock. The shares of Series A Stock were converted into an aggregate of 1,666,667 shares of Common Stock at a conversion price of $0.90 per share. The Series A Stock was sold during fiscal year 1999 to private and institutional investors in reliance on Rule 506 of rules promulgated under the Securities Act of 1933, as amended.

Series B Convertible Preferred Stock. On December 31, 2002, all shares of Series B Convertible Preferred Stock ("Series B Stock") not previously converted by the holders into Common Stock, automatically converted in accordance with the Automatic Conversion provision of the Series B Subscription Agreement. The Series B Stock was converted into 216,000 shares of Common Stock at a conversion price of $2.50 per share. The Series B Stock was sold during fiscal year 2000 to private and institutional investors in reliance on Rule 506 of rules promulgated under the Securities Act of 1933, as amended.

Series C Redeemable Convertible Preferred Stock. During the year ended June 30, 2003, $250,000 of the Company's 12% Convertible Notes, including $32,000 of accrued interest, were converted into an aggregate of 100,184 shares of Series C Redeemable Convertible Preferred Stock ("Series C Stock") at a conversion price of $2.50 per share. The authorized broker who participated in the offering received a 10% fee in the form of shares of Series C stock, or 10,018 shares. The Convertible Notes were issued in September 2002 pursuant to a private placement to accredited investors, in reliance on Rule 506 of rules promulgated under the Securities Act of 1933, as amended. Holders of the Series C Stock have "piggyback" registration rights pursuant to which they are entitled to include their shares in certain registration statements filed by the Company.

The Series C stock is mandatorily redeemable, in the event that the Company receives an infusion of investment capital, from any source, in excess of $250,000; however, capital used for the redemptions shall not exceed 15% of the proceeds received. The shares are redeemable at the Company's option during 2003 at $2.60 per share, during 2004 at $2.76 per share and thereafter at $3.03 per share. At the option of the holder, each share of Series C stock is convertible into ten (10) shares of the Company's Common Stock. The Series C stock entitles the holder to receive dividends, if and when declared by the Company's Board of Directors on the Common Stock. Additionally, each holder of Series C stock is authorized to vote on all matters on an as converted basis. The Series C stockholders have a liquidation preference of $2.50 per share over the holders of Common Stock.

Common Stock. During the year ended June 30, 2003, one of the Company's 15% Term
Note in the aggregate principal amount of $26,000, including $15,000 of accrued interest, was converted into an aggregate of 99,003 shares of the Company's Common Stock at a conversion price of $0.2577 per share. These securities were sold to a private investor in reliance on Rule 506 of rules promulgated under the Securities Act of 1933, as amended.

Warrants. As of June 30, 2003, immediately exercisable warrants to purchase 3,288,400 of the Company's Common Stock were outstanding. Following are the material terms of warrants granted during fiscal year 2003:

On January 1, 2003, the Company issued warrants to purchase 100,000 shares of Common Stock, at $0.01 per share, below the fair value of the Company's Common Stock on the date of the sale. The warrants have a contractual life of five years. These warrants were issued to a non-employee marketing associate as part of their marketing consideration, and the exercise price was arrived at through arms-length negotiations with the warrant holder. An accounting value of $3,000 was assigned to them at issuance.

On July 1, 2002, the Company issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.10 per share, the fair value of the Company's Common Stock on the date of the award. These warrants have a contractual live of five years. These warrants were issued to non-employee marketing associates as part of their marketing consideration. The exercise price was arrived at through arms-length negotiations with the warrant holders. An accounting value of $22,000 was assigned to them at issuance.

Holders of the warrants have "piggyback" registration rights in which they are entitled to include their shares in certain registration statements the Company may file.

Equity Compensation. As of June 30, 2003, there were outstanding options to purchase 1,871,754 shares of the Company's Common Stock. All such options were issued under the Company's 1997 Stock Option Plan. There were an additional 1,500,000 non-qualified options immediately exercisable to purchase the Company's Common Stock. Outstanding options, until fully vested, are contingent upon continued service. Following are the material terms of options granted during fiscal year 2003:

1997 Stock Option Plan
----------------------
On December 3, 2002, management employees of the Company were granted 60,000 options to purchase shares of Common Stock at $0.04 per share, the fair value on date of grant. On October 2, 2002, employees of the Company were granted 835,000 options to purchase shares of Common Stock at $0.05 per share, the fair value of the Common Stock on date of grant. These options have a contractual life of five years and vest over a three-year period, with one third immediately exercisable. Since these options were granted with exercise prices at or above fair value, no value was assigned to them at issuance.

Stock Options Not Approved by Shareholders
------------------------------------------
On June 1, 2003, the VP of Operations was granted non-qualified stock options to purchase 500,000 shares of the Company's Common Stock at $0.03 per share, the fair value of the Common Stock on date of grant. These options have a contractual life of five years and are immediately exercisable. Since these options were granted with an exercise price at fair value, no value was assigned to them at issuance.

On October 1, 2002, PeoplesChoice's VP of Sales was granted non-qualified stock options to purchase 500,000 shares of Common Stock at $0.01 per share, which was below the fair value of the Common Stock on date of grant. These options have a contractual life of five years and are immediately exercisable. Since these options were granted with an exercise price below fair value, an accounting value of $20,000 value was assigned to them at issuance.

On October 1, 2002, pursuant to the employment agreement with the Company dated January 1, 2002, the Company's Chief Financial Officer was granted options to purchase 1.0 million shares of Common Stock at $0.05 per share, the fair value of the Common Stock on date of grant. These options have a contractual life of five years and vest over a period of two years as follows: 200,000 options became exercisable on the date of grant; 300,000 options became exercisable January 1, 2003; and 500,000 options become exercisable on January 1, 2004. Since these options were granted with an exercise price at fair value, no value was assigned to them at issuance.

The following table presents the Company's equity compensation information as of June 30, 2003:

---------------------------------------------------------------------------------------------------------
                                 Number of Shares of                                Number of Options
                                 Common Stock to be        Weighted Average      Remaining Available for
                               Issued Upon Exercise of     Exercise Price of      Future Issuance under
        Plan Category            Outstanding Options      Outstanding Options           the Plan
---------------------------------------------------------------------------------------------------------
 Stock Option Plan approved
 by shareholders                          1,871,754(1)                 $ 0.64                    128,246
---------------------------------------------------------------------------------------------------------
 Stock Options not approved
 by shareholders                          2,000,000(1)                 $ 0.04                        N/A
---------------------------------------------------------------------------------------------------------

-------------------------
(1) At June 30, 2003, there were 1,112,587 exercisable stock options under the 1997 Plan, with a weighted average price of $0.94 and 1,500,000 exercisable non-qualified options, with a weighted average price of $0.03.


Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

                              Safe Harbor Statement

Certain statements in this Form 10-KSB, including information set forth under this Item 6. Management's Discussion and Analysis or Plan of Operation constitute "forward-looking statements" under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors"). The Company desires to avail itself of the statutory safe harbors provisions under these Sections and is therefore including this special statement to enable the Company to do so. Statements made in this Form 10-KSB, including those under Management Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, and Off-Balance Sheet Arrangements, below, are deemed to be forward-looking statements as the term is defined in the statutory safe harbors, except for historical facts. Forward looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

Sources of Revenue and Related Costs
------------------------------------

LCOA
----

The Company's principal source of revenue is derived from membership fees paid in respect to LCOA legal plans. LCOA markets its products to employees at the worksite, through its insurance carrier partners and their contracted insurance agents. LCOA also markets its legal plans through affinity groups and direct marketing companies. Members pay LCOA the membership fee on a monthly, quarterly or annual basis, depending on the nature of the membership. Monthly fees range from $0.08 to $24.95, depending on the type of membership. Discounted rates are offered to large groups or associations that pay for their members to have a membership in the LCOA plans, as well as to direct marketing companies that may resell LCOA products under private label arrangements. Group discounts are also provided to employers that purchase the LCOA plans on behalf of their employees. Memberships in LCOA legal plans are offered to employers as a voluntary benefit for employees at their workplace using payroll withholding as the primary payment method. Membership fees from affinity groups and direct marketing companies are paid on a per-member, per-month or per-year bases. Membership fees are recognized in income ratably over the related service period in accordance with the membership terms, normally one year. Over 97% of membership fees are paid on a monthly basis.

The Company distributes its LCOA products through a network of independent insurance agents and brokers. LCOA's commission program offers agents and brokers commissions on the sales of its products. LCOA pays commissions to the agents and brokers, based on the monthly payments received.

PeoplesChoice(R)
----------------

PeoplesChoice has put together a unique menu of voluntary benefits to be offered by employers to their employees, which include LCOA plans, tax advise and preparation program, cruises, discount services and other more traditional insurance products offered by their insurance carrier associates. PeoplesChoice is also working towards adding a computer purchase program to its voluntary benefits portfolio.

PeoplesChoice brokers business to its insurance carrier associates by securing agent of record letters ("AOR") with corporate clients (employers) that wish to provide voluntary benefits to their employees. The AOR letters provide the Company exclusive access to employers that want to provide their employees with the PeoplesChoice portfolio of products. PeoplesChoice, as a licensed insurance agency, interviews and selects suitable insurance carriers to award the AOR letters. It is also responsible for selecting and overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes.

During the June 2002 quarter and fiscal year 2003, PeoplesChoice has obtained several AORs, including two AORs from the United Food and Commercial Workers Union ("Local") 204 and 1657. These two Locals have over 26,000 members. The coordination and implementation of the enrollment process with each of the insurance carriers, third party administrators and enrollment companies is a complex task. As such, Peoples Choice delayed some of its originally projected enrollment dates so extensive training could be provided to the carriers, agents and enrollers to ensure significant penetration. One enrollment was completed during the June 2003 quarter and one is currently underway, with the remaining enrollments in the pipeline through December 2003 (see The Year in Review below).

Due to the purposely-delayed enrollments, there were no revenues recognized from PeoplesChoice for the fiscal year ended June 30, 2003. PeoplesChoice will receive override commissions for all insurance products written in the workplace where it is the agent of record, adding commissions as a new source of revenue for the Company in fiscal year 2004. PeoplesChoice will receive, on the average, commissions of approximately 40% on insurance premiums written, and 60% of the revenue generated from Legal Club products.


ECC
---

Revenue from ECC's computer system sales made during the year ended June 30, 2002, was recognized upon shipment of the product to the customer. Related cost of sales was recognized based on the number of units shipped during the period. ECC utilized the Company's network of independent insurance agents and brokers to offer the personal computer program to employers as a voluntary benefit to employees at their workplace. Commissions were paid to the agents and brokers based on a fixed amount per unit sold. In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. See Part I. Item 3, Legal Proceedings.


The Year in Review
------------------

During the year ended June 30, 2003, the Company continued its efforts to increase LCOA revenues by developing marketing and sales initiatives that were started in fiscal 2002 and which have begun to show positive results in fiscal 2003. The Company has expanded the scope of its marketing efforts by introducing new programs, by creating direct relationships with employer groups looking for voluntary benefit products and by entering new vertical markets. The initial success of these efforts has replaced a considerable amount of the revenue lost in the direct marketing and affinity programs in fiscal 2002 primarily due to the impact of more stringent merchant services regulations, and has laid the groundwork for an anticipated significant revenue growth in fiscal 2004. Following is a summary of the Company's new marketing efforts during fiscal year 2003 and updates on initiatives started in fiscal year 2002.

     New and Updates on Marketing Initiatives

PeoplesChoice. In fiscal year 2002, PeoplesChoice began to broker business to its insurance carrier associates by securing AORs with employers that wish to provide voluntary benefit portfolios to their employees, and then awarding those AOR letters to their insurance carrier associates. In awarding the cases, PeoplesChoice insurance carriers agree to carry and sell LCOA Legal plans as part of their portfolios, external to the PeoplesChoice cases. PeoplesChoice has put together a unique menu of voluntary benefits, which include Legal Club plans, cruises, and other more traditional insurance products offered by their insurance carrier associates. In fiscal year 2003, to date, PeoplesChoice has added new products to its voluntary benefits portfolio and is endeavoring to also add a computer purchase program to the portfolio.

During the March 2003 quarter, the Company entered into an agreement with Genesis Travel which has an exclusive marketing arrangement with the world's largest and most popular cruise line based on number of passengers carried, Carnival Cruise Lines, whereby PeoplesChoice will be marketing cruise vacations as a voluntary benefit, and allow employees to pay for them through payroll deduction. This unique product was first introduced in the industry in June 2003 quarter and the marketing efforts were started in July 2003. Employer groups have shown significant interest in adding cruise vacations to the benefits offered to their employees, and several have already requested and received implementation proposals from PeoplesChoice. Additionally, several enrollments in the PeoplesChoice pipeline are scheduled to include this new product as part of the benefits offered, including a state's employees association and several of the Union Local companies.

During fiscal year 2003, PeoplesChoice awarded over 16 corporate clients whose employees include members of two Union Locals, and one large HR outsourcing company to various insurance carriers and their general agents/enrollment firms. As mentioned above, the coordination and implementation of union cases is a very complex task and as such, PeoplesChoice purposely delayed some of its original projected enrollment dates so that it could properly administer the interaction and efforts of the insurance carriers, third-party administrators and enrollment companies to ensure corporate client satisfaction and achievement of significant penetration in all the cases. However, as discussed in detail below, the Company has encountered unexpected complexities in some of the cases that have caused delays unrelated to the implementation and enrollment processes.

The first case awarded by PeoplesChoice was a national human resources outsourcing company, for presentation to its corporate clients. This case was originally awarded to three national insurance carriers. As of November 2002, all agent training had been completed; however, Peoples Choice had to delay enrollments due to a necessary change in insurance carriers for the Northeast region. The first enrollment for this HR outsourcing company has been scheduled for the end of September 2003. Revenues from this case are expected to be realized in the March 2004 quarter.

PeoplesChoice awarded its second voluntary benefits portfolio case, the United Food and Commercial Workers Union, AFL-CIO ("UFCW") Local 204 ("Local 204"), to various national insurance carriers and their General Agents ("GA"). Local 204 has approximately 8,000 union members residing in 16 corporations, which in total have approximately 20,000 employees accessible to PeoplesChoice. The president of Local 204 approved the offering of PeoplesChoice voluntary benefits portfolio to non-union employees in addition to union employees, and continues to assist PeoplesChoice in obtaining master applications from each employer group to allow for the presentation of the voluntary benefits portfolio to non-union employees. As a result of these efforts, the number of employees that will be exposed to the Peoples Choice voluntary benefits portfolio may be significantly higher. To date, PeoplesChoice has already received approval to offer its voluntary benefits portfolio to union and non-union employees in various companies.

As of April 1, 2003, enrollments were completed at Equity Meats, with penetration exceeding the Company's initial expectations, further validating PeoplesChoice's enrollment methodology. The enrollment company sold insurance products to approximately 68% of the Equity Meats 384 eligible employees, and 9% purchased the LCOA product offered. Both insurance commissions and membership fee revenue from this case, which were initially expected to start being realized the latter part of the June 2003 quarter, will not be realized until the latter part of September 2003 as a result of data transfer process delays. The Company expects to receive all back payments due by the end of October 2003.

After seeing the results of Equity Meats, Local 204 and PeoplesChoice decided to change the enrollment methodology originally intended for Kroger's South Carolina and North Carolina locations, from telephonic to face-to-face meetings. To achieve similar penetration results as at Equity Meats, Local 204 agreed to provide one of their business agents to accompany the enrollment company's field representative to all face-to-face presentations. Enrollments for Kroger began the third week of July 2003 and were temporarily suspended the second week of August, at Kroger's request. Penetration for this period of enrollment was approximately 54% for insurance products and 28% for LCOA products, based on the number of employees that were seen. Initially PeoplesChoice was enrolling only the union members at Kroger. As a result of the positive response from the enrolled union members at Kroger, the Local has entered into discussions with the company to make the voluntary benefits available to all Kroger employees. The Local anticipates a determination from Kroger in the December quarter. Accordingly, the Company is currently unable to determine a start date, size, or change in method of enrollment for this case, if needed, pending Kroger's decision. The Company, however, anticipates that revenue from the first phase of the enrollment will start being realized in the December 2003 quarter.

One of the companies making PeoplesChoice voluntary benefits available to its union and non-union employees is a food processing plant ("House of Raeford"), with approximately 5,600 employees, 1,200 of them union. Enrollments at this company had been rescheduled to July 2003 due to ongoing training and the coordination of this large enrollment process. Change in management, consolidation of operations and expansion of plants has further postponed scheduling an enrollment date. PeoplesChoice is currently waiting to determine the appropriate time for enrollments to be scheduled. PeoplesChoice was also granted access to employees of the South East regional operations of Keebler Foods ("Keebler"), with over 1,000 union and non-union employees. PeoplesChoice voluntary benefits were integretated as part of the collective bargaining process for this employer group. This enrollment had been scheduled for August 2003, however, the collective bargaining process has not yet been completed. Keebler's parent company has recently requested information on the PeoplesChoice voluntary benefits products being offered and may allow for PeoplesChoice to present its benefits to all its employees, not just to Keebler's South East regional operations. The Company is making arrangements for product presentations to be made to the management the latter part of September 2003. As such, the Company is currently unable to determine a start date or size of the enrollment.

Local 204 has also given PeoplesChoice access to several smaller union shops including Gino Mareno Enterprises, which employs over 200 employees on approximately 30 military bases. Enrollments for Mareno's began September 16, 2003, with revenue recognition projected to start in the March 2004 quarter.

On January 28, 2003, PeoplesChoice obtained the AOR letter for the UFCW Local 1657 ("Local 1657"). Local 1657 has approximately 18,000 members employed in approximately 20 corporations with over 20,000 total employees. With the assistance of the President of Local 1657, PeoplesChoice has been using the same methodology to gain access to both union and non-union employees as done in Local 204. These efforts may significantly increase how many employees may be exposed to the Peoples Choice platform of benefits.

The first Local 1657 case scheduled for enrollment is Manning Market Place, a food retailer with approximately 275 employees. Enrollment for this case has been scheduled to begin October 20, 2003. PeoplesChoice is also in the process of setting up another Local 1657 case, Bruno's, which is also a food retailer with approximately 15,000 union and non-union employees. This company is a wholly owned subsidiary of an international food retailer and foodservices company with over 350,000 employees worldwide. Implementation meetings were held in July of 2003, at which time the insurance carrier, the third party administrator and the enrollment company met with the corporate client and talked through the product offering, eligibility, transfers of data and potential enrollment dates. Due to Bruno's acquisition by the international food retailer, Bruno's has been in the process of integrating new administrative functions and payroll systems. PeoplesChoice, the Local and Bruno's anticipate a December 2003 quarter enrollment start date.

PeoplesChoice had expected to complete negotiations with two more UFCW Locals by the end of the March 2003 quarter. PeoplesChoice is still in negotiations with these locals and still expects to receive signed AORs shortly. In addition, introductions by the UFCW Locals Presidents' have been made to several other national unions. Contract negotiations are underway with two of them and the Company anticipates the agreements should be executed by the end of the December 2003 quarter.

Additionally, the Presidents of UFCW Locals 204 and 1657 have joined the Company's Advisory Board. The Company formed the Advisory Board to make use of the members' experience, influence and accredited insight, to focus on the proliferation of the PeoplesChoice voluntary benefits platform throughout the entire UFCW as well as all other unions they have close affiliations with. With the Advisory Board members' assistance, Peoples Choice hopes to acquire permission from each Local to be able to offer its benefit platform to both the union and non-union members of UFCW's corporate clients in the future. The Advisory Board has no policy-making functions and serves solely to assist the Company with PeoplesChoice union initiatives.

LCOA Worksites. During the year ended June 30, 2003, the Company continued to increase its national worksite marketing client base, independent of the PeoplesChoice initiatives described above. For the year ended June 30, 2003, the Company increased its penetration in the worksite market by adding ten new significant employer groups compared with 2002. During this same period there were only three cancellations of significant employer groups. During the June 2003 quarter, LCOA enrolled eight new worksites, including two significant corporate clients, and participated in the annual voluntary benefits re-enrollment of eight companies, two of them significant employer groups. LCOA was able to obtain, or increase its penetration in the employer groups. The overall increase in penetration on re-enrolled corporate clients was over 8.0% from these employer groups. LCOA's enrollments from these companies are currently being processed, and LCOA anticipates revenue will begin to be realized in the September 2003 quarter. The Company anticipates enrolling seven new corporate clients in the September 2003 quarter, and one new significant corporate client with approximately 8,000 employees in the December 2003 quarter. Additionally, the Company has five small re-enrollments scheduled for the September quarter and three corporate clients that will be doing their annual re-enrollment of voluntary benefits in October, each with over 2,000 employees. The PeoplesChoice initiative has strengthened the Company's relationships with its insurance carriers and GAs and has given the Company increased exposure to each of the carrier's independent agent bases. As such, the Company has begun to see a significant number of new agents writing business for LCOA. As more of the insurance carriers' agents are exposed to PeoplesChoice and LCOA, the Company anticipates an increase in the number of new agents that will be writing new business.

On August 13, 2003, the Company announced to its LCOA writing agents that 1st year commission would be increased up to 60% on all new enrollments and on new membership added on re-enrollments. This announcement in the commission structure change has produced a great deal of interest from agents, who now view LCOA as a potential significant source of commissions. The announcement has already provided the Company with new enrollments and a growing number of re-enrollments where the LCOA products will be presented.

On May 9, 2003, the LCOA agent for an LCOA employer client notified the Company that its LCOA product was being replaced during this year's re-enrollment process of the employer group. The Company is at the present time taking various courses of action, including actions to retain the employees of this corporate client. Additionally, the Company has done preliminary analyses of any financial impact the possible loss of this employer group would have on its financial position and future cash flows, and the Company has determined that although revenues may be lowered, in particular worksite revenue, it anticipates that the Company's initiatives taken to date will offset any potential cash loss from this employer group and that there will not be a material impact to net operations. The Company expects that the PeoplesChoice initiatives started during fiscal year 2003, the new LCOA employer groups added to its client base and the re-enrollments currently underway, as well as the new direct marketing initiatives discussed below will likely offset any potential loss of cash flows from this employer group.

In September 2002, the Company executed agreements with Performance Matters Associates ("PMA"), a wholly owned subsidiary of a national insurance carrier with over 15,000 corporate clients, to integrate LCOA's products into their portfolio of voluntary benefits. Training for the sales integration of LCOAs products began, on a national level, in September 2002 in California and Ohio and was completed in March 2003. PMA wrote its first LCOA case in January 2003. In May 2003, PMA enrolled two additional cases, each with over 500 employees and in June it enrolled two smaller corporate clients. Recent production has dropped off dramatically and as such the PMA effort has been stopped.

Direct Marketing and Affinity Initiatives. During fiscal 2003, the Company was able to establish new direct marketing and affinity market relationships. The following are some of the new relationships established or strengthened during fiscal 2003, and to date.

The Company entered into a new agreement with one of its national affinity association clients, with an initial term through December 31, 2003, and renewable on an annual basis thereafter. This agreement provides access to LCOA plans to a larger number of the association's members. The Company is paid on a per-member, per-month basis, for the access service. A member, who wishes to join one of the LCOA plans offered, is able to join at a discount rate as a result of their membership in the association. From December 2002 to June 2003, there has been a 33.5% increase in the number of this association's members being provided access to LCOA plans, and through August 2003, there has been an additional 11% increase.

In December 2002, the Company entered into a two-year, renewable, private label direct marketing agreement, with a nationwide provider of extended warranties for the automobile industry, whereby LCOA's Legal, Legal Plus$ and small business plans are offered. Depending upon the product sold, the Company is paid various wholesale prices for each private label membership sold to the public. The warranty provider company has been marketing the LCOA products via telephone and plans to integrate the program into their dealership warranty sales effort. This initiative started in March 2003 and through June 30, 2003, this program's membership increased over 100% since the first month's marketing efforts commenced, and it increased an additional 31% through August 2003.

In March 2003, as amended April 18, 2003, the Company entered into another two-year, renewable, private label direct marketing agreement. This agreement provides for up-front, non-recourse payments to the Company for the annual LCOA Individual/Family Legal Plan memberships. The direct marketing company started this program in the second half of April and although this program does not have a large member base, through June 30, 2003 memberships increased by over 100% since the first month's marketing efforts commenced, and it increased an additional 37% through August 2003.

In April 2003, the Company entered into a one-year, renewable private label direct marketing agreement with a publicly traded company. The agreement allows the direct marketing company limited use of the Company's proprietary Legal Club website portal for a monthly fee of $10,000. It also provides for a non-recourse, non-refundable administrative membership fee for each private label business plan membership sold. This initiative was started May 1, 2003 and through June 30, 2003, the Company received the two monthly payments for the website portal fee, and over 65,000 members. Membership in this program had an additional increase of approximately 10% from June through August 2003. On July 24, 2003, an addendum to the April 2003 agreement was signed, making the PeoplesChoice Tax Plan and the Discount Benefits programs available to customers as part of the direct marketing bundled package of benefits. The addendum provides for increased administrative membership fees. In order to launch this new initiative, the direct marketing company has temporarily ceased membership sales for part of August and the month of September. During this period the Company has continued to receive the website portal monthly fee. On October 15, 2003, the new initiative will start. Based on the marketing efforts and results through August, the Company anticipates that this new marketing effort will continue to grow.

In June 2003, the Company entered into a wholesale marketing agreement with one of the nation's largest aggregators and resellers of discount products. This organization works with over 280 distributors and has already closed several deals on behalf of the Company. The first wholesale distribution arrangement starts the later part of September 2003, with others expected to start sometime during the December 2003 quarter. Revenue from these initiatives is expected to start being realized in the March 2004 quarter.

In July 2003, PeoplesChoice entered into an exclusive private label marketing agreement with a nationwide provider of tax advice and other tax related services, in which the Company will market a tax advice and preparation program under the PeoplesChoice name. The Company started marketing the PeoplesChoice Tax Program as of August 1, 2003. This product is being made available through

PeoplesChoice voluntary benefits portfolio, as well as directly through LCOA to the worksite, and is currently being marketed as part of several direct marketing programs the Company has entered into. Under the Company's direct marketing arrangements, depending on the program, PeoplesChoice will receive a per-member per-month fee or a per-member per-year fee for each new sale.

Additionally, in September 2003, the Company and the tax service provider entered into a wholesale marketing agreement whereby the tax service provider will begin to market LCOA products. To date, the Company's LCOA products will be offered in one direct marketing campaign, as part of a program aimed at providing consumers and small businesses with free and deeply discounted legal and tax advice. This program is scheduled to start in October 2003, with revenue, if any, expected to be realized in the December 2003 quarter.

In August 2003, the Company entered in to a wholesale marketing agreement with a regional provider of discount healthcare plans and products to include LCOA products as part of their bundled package. The marketing campaign, covering Texas, Louisiana and Nevada, is scheduled to start on September 12, 2003. Revenue from this initiative is expected to be realized in the December 2003 quarter.

     Cost Savings Initiatives

In addition to the new marketing programs that the Company implemented during fiscal 2003, as discussed above, the Company also continued to focus on reducing its cost of operations and continued the efforts started in fiscal 2002 to restructure its liabilities. The Company reduced its operating expenses, excluding cost of sales in 2002, an additional 7.5% during fiscal year 2003, compared with 2002, when the Company reduced its operating expenses by 33.4%. During fiscal year 2003, the Company was also successful in restructuring some of its outstanding debt.

During the March 2003 quarter, one 15% Term Note for $11,000 and $15,000 of related accrued interest, was converted into 99,003 shares of Common Stock at a conversion price of $0.2577 per share. In December 2002, the Company restructured its 12% Convertible Notes in the aggregate principal amount of $218,000 and $32,000 in accrued interest by converting such Notes into shares of Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 of the 12% Convertible Notes converted. At June 30, 2003, one 12% Convertible Note for $25,000 remained outstanding. The note holder has elected not to convert the Note at this time. See Item 7. Financial Statements, Note 7. Redeemable Convertible Preferred Stock.

In November 2002, the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003. At June 30, 2003, amounts expensed and deferred under this agreement totaled $16,000. The Company anticipates that these amounts will be paid to the employees before March 31, 2004. On December 3, 2002, management employees of the Company were granted options to acquire 60,000 shares of the Company's Common Stock in exchange for agreeing to defer compensation until 2003. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensation by $30,000 each until the Company is in a positive cashflow position, which is expected to be in the March 2004 quarter. The Chief Executive Officer and the Chief Financial Officer are also deferring the salary increases for 2003, and will continue to receive their compensation at the reduced 2002 rate, until the Company has positive cash flow. No stock options have been granted to the Chief Executive Officer and the Chief Financial Officer for these concessions. See Item 7. Financial Statements, Note 11, Related Party Transactions.

During fiscal 2004, the Company plans to continue its endeavors to enhance its financial position and its efforts to restructure its balance sheet.


Results of Operations

Years Ended June 30, 2003 and 2002

The following table sets forth the results of operations for the years ended June 30, 2003 and 2002, which are discussed in more detail below:

                                                                        Change          Change
                                         2003            2002           Amount        Percentage
                                     ------------    ------------    ------------    ------------
     Membership revenue
       Worksites/Consumers           $  1,638,000    $  1,486,000    $    152,000            10.2%
       Direct Marketing                   138,000         416,000        (278,000)          (66.8)
       Affinity                           115,000         150,000         (35,000)          (23.3)

     Total membership revenue           1,891,000       2,052,000        (161,000)           (7.8)

     Compensation and benefits          1,539,000       1,733,000        (194,000)          (11.2)
     Commissions                          455,000         381,000          74,000            19.4
     Advertising and marketing             59,000         187,000        (128,000)          (68.4)
     Professional fees                    422,000         269,000         153,000            56.9
     Office and administrative            565,000         748,000        (183,000)          (24.5)
     Occupancy                            137,000         170,000         (33,000)          (19.4)
     Depreciation and amort               217,000         182,000          35,000            19.2

     Total operating expenses           3,394,000       3,670,000        (276,000)           (7.5)

     Loss from operations              (1,503,000)     (1,618,000)        115,000             7.1
     Non-operating, non- recurring
     income (loss), net                   136,000         541,000        (405,000)          (74.9)

     Net loss                        $ (1,638,000)   $ (1,320,000)   $   (318,000)          (24.1)%


     Basic and diluted loss per
     share from operations and
     recurring non-operating items   $      (0.07)   $      (0.09)   $       0.02            22.2%
     Basic and diluted loss per
     share - non-recurring, non-
     operating                               0.01            0.03           (0.02)          (66.7)
                                     ------------    ------------    ------------    ------------

     Net loss per share              $      (0.06)   $      (0.06)   $       0.00             0.0%
                                     ============    ============    ============    ============

For the year ended June 30, 2003, the Company's operating loss decreased $115,000, or 7.1%, compared to fiscal year 2002. This decrease was primarily the result of a reduction $276,000, or 7.5%, in its operating expenses, excluding cost of sales in 2002, during the current fiscal year. The increase in the Company's net loss of $318,000, or 24.1%, during fiscal 2003, was primarily attributable to higher non-recurring, non-operating gains and income recorded in fiscal year 2002.

Membership revenue decreased $161,000, or 7.8%, to $1,891,000 in fiscal year 2003 compared with $2,052,000 in 2002. This decline was principally the result of decreases of $278,000, or 66.8%, in direct marketing revenues and $35,000, or 23.3%, in affinity sales, compared with fiscal year 2002. These decreases were offset in part by an increase in worksite revenue of $152,000, or 10.2%, compared with the comparable period in 2002.

The growth in worksite revenue was due to LCOA's worksite initiatives, re-enrollments of current employer groups, as well as from increased penetration at the worksites. For the year ended June 30, 2003, LCOA added ten new significant employer groups compared with the same period in 2002, and only three cancellations. Direct marketing revenues declined because two direct marketing organizations had difficulty maintaining their merchant accounts as a result of more stringent regulations in 2002 covering the merchant services industry. During fiscal year 2003, additional regulations were instituted by the Federal Trade Commission ("FTC"), to protect consumers from unwanted calls and unauthorized charges to their credit cards and checking accounts. The direct marketing industry, in order to address some of the more stringent FTC regulations as to product content sold to consumers, is seeking substantive products to include in their offerings. The Company has built new relationships with national direct marketing organizations, and has been able to increase its presence in the direct to consumer market during the last half of fiscal year 2003. During the three months ended June 30, 2003 revenue from direct marketing sales increased approximately 105% compared with the same period in fiscal year 2002, and increased approximately 241% over the prior quarter, ending March 31, 2003.

Revenue from ECC's sales of Gateway computer systems and accessories totaled $54,000 in fiscal year 2002. There was no revenue from ECC sales in fiscal year 2003. ECC began sales operations in the quarter ended December 31, 2000. In February 2001, Gateway ended its relationship with the Company. See Part I, Item 3., Legal Proceedings.

Operating expenses, decreased $276,000, or 7.5%, to $3,394,000 in fiscal year 2003 compared with $3,670,000 in the comparable period in 2002. Including cost of sales of $54,000 in fiscal year 2002, total expenses decreased $330,000, or 8.9%. This decrease was the result of reductions in the majority of the expense categories, including employee compensation and benefits costs.

Compensation and employee benefits decreased $194,000, or 11.2%, to $1,539,000, in fiscal year 2003, compared with $1,733,000 during the same period in 2002. This reduction was due primarily to management's continuing efforts to reduce the per-employee operational costs. LCOA reduced its staff approximately 8.7%, eliminating an additional full-time position and cutting back on its use of contract labor from levels during fiscal year 2002. The Company's average number of employees during fiscal 2003 decreased 12.7 % compared with fiscal year 2002, from 25 to 21.8. At June 30,2003, the Company had reduced its staff approximately 43.2% from levels at December 31, 2001.

Commission expense increased $74,000, or 19.4%, to $455,000 in fiscal year 2003, from $381,000 in fiscal year 2002. Commission expense was higher during 2003 due primarily to first-year commission rates resulting from the Company's increase in its national worksite client base, from June 2002 to June 2003.

Advertising and marketing costs were $59,000 in fiscal year 2003, compared with $187,000 in fiscal year 2002, a decrease of $128,000, or 68.4%. Advertising and marketing decreased in 2003, compared with 2002, as a result of marketing expenses in 2002 associated with the re-enrollment of a major employer group, as well as marketing costs incurred last year to increase LCOA's worksite membership revenues.

Professional fees increased $153,000, or 56.9%, to $422,000, during fiscal year 2003, compared with $269,000 in 2002. This increase was comprised of increases in legal fees associated with the Company's current litigation (see Part I, Item 3., Legal Proceedings), and higher third party administration fees as a result of increased new worksite enrollments, increased penetration at the worksite, as well as through re-enrollments of participating employer groups. These increases were partially offset by lower expenditures for investment marketing services during 2003.

Office and administrative expenses totaled $565,000 during fiscal year 2003, compared with $748,000 for the same period in 2002, a reduction of $183,000, or 24.5%. This decrease was comprised principally of the following: a decrease of $88,000, or 31.0% in the provision for doubtful accounts as a result of higher credit loss reserve requirements on ECC and LCOA accounts in 2002 and increased collection efforts in fiscal year 2003; lower fulfillment, printing and postage costs aggregating $41,000 (29.8%) primarily as a result of a decline in direct marketing; a decrease in telephone costs of $14,000, or 27.6%, due to employee terminations, and as a result of a new cell phone plan and limits set by the Company on cell phone reimbursements; lower auto allowance expense of $11,000, or 38.3% as a result of employee terminations, and reductions in ECC expenses aggregating $28,000 associated with the wind-down of its sales operations.

Occupancy expenses decreased $33,000, or 19.4%, to $137,000, during the year ended June 30, 2003 from $170,000 during the comparable period in 2002. In its continuing efforts to control expenses, in fiscal year 2002 the Company signed a new five-year lease agreement with the same property management company that serviced the Company's prior corporate headquarters location. Effective March 2002, the Company moved its corporate headquarters to its current location in a smaller office space.

Depreciation and amortization expenses amounted to $217,000 in fiscal year 2003, compared with $182,000 for the comparable period in 2002, an increase of $35,000, or 19.2%. This increase was attributable to the acceleration of amortization costs associated with software development costs incurred in fiscal year 2001 to develop an operating platform for ECC's computer sales. As a result of Gateway ending its relationship with the Company in February 2001, amortization of ECC's operating platform was adjusted to be amortized over the average remaining term of the ECC receivables.

Non-operating income (loss), net, amounted to a loss of $135,000 for the year ended June 30, 2003, compared with income of $298,000 during the same period in 2002.

Other income includes interest income and non-operating, non-recurring income items. Fiscal year 2003 included miscellaneous income associated with the elimination of a $30,000 payable for non-performance and breach of contract, $7,000 from settlement of a payable and the elimination of $97,000 of accrued compensation for two former executives who resigned in December 2001. In conjunction with the Company's current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to the former executives. Fiscal year 2002 included the elimination of accrued expenses to related parties and gains on debt restructured in addition to miscellaneous income and interest income. During the June 2002 quarter, the Company eliminated $296,000 of accrued bonus for two former executives who resigned in December 2001. In accordance with the bonus plan and the Company's practice regarding accrual of bonuses, the executives must be in the Company's employ when bonuses are paid. Due to their resignation, the former executives effectively forfeited the bonuses. In fiscal year 2002, the Company restructured previously recorded commissions due on its Series B Preferred Stock and recorded $174,000 of gains on the restructuring. Fiscal year 2002 also included miscellaneous income resulting from the elimination of an $88,000 payable to a company that is no longer in business. Interest income amounted to $216,000 during the fiscal year 2003, compared with $328,000 for the comparable periods in 2002, a decrease of 34.1%. The decrease in interest income is attributable primarily to the maturing of the ECC loan portfolio.

Other expense includes interest expense and loss on the disposal of property and equipment. Interest expense amounted to $487,000 for the year ended June 30, 2003 compared with $571,000 in 2002, a decrease of $84,000, or 14.7%. The decrease in interest costs in fiscal year 2003 compared with 2002 resulted from the payments and payoff of notes in fiscal year 2002 and 2003, the restructuring of the Convertible Notes in December 2002, the conversion during the March 2003 quarter of a Term Note to Common Stock, as well as the payoff of a capital lease obligation. Interest expense for fiscal year 2002 also included costs totaling $25,000 resulting from the issuance of 250,000 shares of Common Stock to accredited investors as consideration for funds advanced by the investors to securitize a letter of credit requirement associated with the ECC personal computer program. The agreement with the national computer manufacturer was not consummated and the money advanced by the investors was returned. Fiscal year 2002 also included a $19,000 loss on the disposal of property and equipment as a result of the Company's move to smaller office space in March 2002.


Liquidity and Capital Resources

During fiscal year 2003, the Company's primary sources of income were LCOA membership fees and collection of receivables generated from prior year's sales of Gateway personal computers. The Company's principal sources of cash have historically been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers in fiscal year 2001. At this time the Company is not considering raising additional capital from either the sale of debt or equity securities. From a cash flow perspective the remaining receivables from sales of Gateway computers are now due within a year. At the present time the Company anticipates that its near-term cash sources and growth will continue to be from its operations. The Company will however, explore any financial opportunity that benefits its future and enhances the value of the Company.

The Company's liquidity and capital resources were negatively impacted since the second half of fiscal year 2002 as a result of the loss of direct marketing revenue because of more stringent merchant services regulations. The Company's liquidity and capital resources were also negatively affected since the beginning of fiscal 2002 as a result of Gateway ending its relationship with ECC for sales of personal computers through the worksites. The loss of the Gateway relationship forced the Company to look for alternatives to its payroll deduction program with Gateway. See Part I., Item 3., Legal Proceedings.

To offset the loss of these liquidity sources, during the second half of fiscal 2002, the Company began to re-focus its marketing efforts in (1) increasing the penetration of its LCOA products at the worksite and (2) started new initiatives to expand its services at the worksite by providing employer groups with voluntary benefits portfolios through PeoplesChoice. During fiscal year 2003, the Company implemented the worksite initiatives started in fiscal year 2002 as well as those started during the current fiscal year, as reflected in the over 10% increase in worksite revenue compared with last year. The Company also began implementing its PeoplesChoice voluntary benefits program in fiscal year 2003. The Company concentrated its resources in establishing the enrollment methodologies and coordinating the training and marketing efforts for Locals 204 and 1657; however, coordination and implementation of the enrollment process in union cases is a very complex task. Peoples Choice elected to delay some of its original projected enrollment dates so that it could provide extensive training to ensure significant penetration is achieved in each and all cases. As a result of this, and other complexities in enrolling union cases, during fiscal year 2003, the Company completed the enrollment of only one union case. Both insurance commissions and membership fee revenue from this case, which were expected to start being realized the latter part of the June 2003 quarter, are not expected to be realized until the latter part of September 2003. The delay in receiving commissions was due primarily to data transfer process delays. The Company expects to receive all back payments by the end of October 2003. In addition to the Company's worksite initiatives, during fiscal year 2003, the Company actively sought both direct marketing companies and affinity groups with which to affiliate and introduce its LCOA products, in an effort to re-enter those markets. During the second half of fiscal year 2003, the Company entered into direct marketing agreements and a new affinity agreement, and has been able to increase revenue from these two marketing sources since fiscal year 2002. Due to the Company's new initiatives, as described under "The Year in Review", both direct marketing and affinity revenue rose 240.7% and 45.5%, respectively, in the June 2003 quarter compared with the March 2003 quarter. Compared with the June 2002 quarter, direct marketing and affinity revenue increased 105.2% and 25.6%, respectively, in the June 2003 quarter. The new direct marketing and affinity programs will provide the Company with a source of new cash resources. Although the delays in the Local 204 enrollments have placed the Company in an unfavorable cash position over the next four-to-five months, management feels confident that the new direct marketing and affinity initiatives will provide the Company with the necessary funds to continue meeting its current operating obligations. Additionally, as described below, during fiscal year 2003, the Company implemented cost-control measures to ensure that it continues to be able to meet current obligations.

Cash and cash equivalents, excluding restricted cash, was $54,000 at June 30, 2003, compared with $227,000 at June 30, 2002. During fiscal year 2003, the Company did not seek to obtain, nor does it plan at the current time to obtain, additional capital from either the sale of debt or equity securities. The Company was able to meet all its current commitments and was also able to pay down certain prior old payables.

Net cash used for operating activities was $117,000 for the year ended June 30, 2003, compared with $37,000 in cash provided by these activities during the same period in 2002, a decline of $154,000. The decrease in cash available was attributable to a $201,000 decrease in collections of accounts receivable, principally from ECC receivables, as a result of payoffs and the maturity of the portfolio. Although net loss for fiscal year 2003 increased $318,000 compared with fiscal year 2002, after adjusting for non-cash items, cash provided through operations shows a small improvement over fiscal year 2002. The cash flow from operations, as well as cash available on July 1, 2002, was used by the Company to pay down old account payable balances and to meet current operating requirements. The Company paid down approximately $162,000 of old accounts payable and paid down $29,000 of capital leases during fiscal year 2003.

The Company is at present meeting its current obligations from its weekly cash flows. In addition the Company is paying some of its previously incurred old accounts payable and other liabilities. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available. During the December 2002 quarter, the Company contacted several vendors to re-negotiate the terms of repayments on previously incurred obligations. Additionally, in November 2002 one additional staff position was cut, and the Company asked management employees to defer receipt of one bi-weekly compensation payment. The Company anticipates paying the deferred salaries in the March 2004 quarter, when the Company expects to be in a positive cashflow position. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensations $30,000 each, until the Company is in a positive cashflow position, which is expected to be by the March 2004 quarter. The Chief Executive Officer and the Chief Financial Officer have also agreed to defer the increase in compensation effective January 1, 2003, per the employment agreements, until such time as the Company is cash-positive, or it may be agreed upon that the deferrals may be taken in the form of stock options. Although these cost saving initiatives have been put in place and additional cost cutting measures may be taken in the short-term, if needed, there can be no assurances that the Company's present flow of cash will be sufficient to meet future obligations.

The Company also initiated in fiscal year 2002, efforts to restructure its liabilities. Since it began its restructuring efforts during the second half of fiscal year 2002, the Company has been able to successfully: (a) restructure a $295,000 payable, thereby reducing liabilities, (b) eliminate $296,000 of accrued bonuses for two former executives, as a result of their resignations,
(c) eliminate $97,000 of accrued compensation for the two former executives, pursuant to current litigation relating to their resignations and (d) reduce its outstanding debt by (i) converting principal amount of $218,000 and $32,000 in accrued interest on its 12% Convertible Notes to Series C Redeemable Convertible Preferred Stock ("Series C stock") for each $2.50 converted and (ii) converting a Term Note for $26,000, including accrued interest, into 99,003 shares of Common Stock at a conversion price of $0.2577 per share. Additionally, as part of endeavors to restructure the Company's balance sheet, the Chief Executive Officer and the Chief Financial Officer have agreed to receive stock options in lieu of voluntarily deferred compensation earned for fiscal years 2000, 2001, 2002 and 2003. At June 30, 2003, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2003, and due the executive officers aggregated $610,000. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval. The Company intends to seek shareholders approval of the 2002 Stock Option Plan, as well as the above-described issuances. The financial benefit of the grants will not be reflected on the balance sheet until approval of the Plan and the above-described approval of the issuances is received from the shareholders. The Company continues its commitment to its indebtedness restructure program. There can be no assurance that the Company will continue to be successful in its efforts to restructure its indebtedness. As such, if the Company is unsuccessful with its current revenue initiatives, cost savings strategies and balance sheet restructuring, the Company's ability to meet its future cash flow needs and its ability to continue as a going concern would be in jeopardy.

The Company also remains committed to seeking opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products. As discussed under "The Year in Review", the Company (1) instituted various worksite market initiatives started since the second half of fiscal 2002, (2) has expanded the line of products offered to remain competitive in the growing legal marketplace and (3) sought affiliations to re-enter the direct marketing and affinity markets. The Company was successful in expanding its worksite market client base in fiscal year 2003 by providing its LCOA products to a greater number of employer groups, as reflected in the increase in worksite revenue compared with 2002, as well as through its PeoplesChoice voluntary benefits platform. The Company has also expanded its line of products to include PeoplesChoice cruise vacations, the PeoplesChoice Tax Program, as well as other consumer products. Additionally, the Company has been able to successfully negotiate agreements with direct marketing and affinity companies that are known in their respective markets, as well as with wholesale distributors of consumer services and products. The Company is hoping that it will build these relationships and that the loss in fiscal year 2002 of these revenue sources will begin to narrow.

In addition to its expansion of marketing and sales initiatives, and its continuing endeavors to restructure the balance sheet, mentioned previously, the Company has also continued its cost savings initiatives reducing its operating expenses 7.5% during the fiscal year 2003, excluding cost of sales relating to ECC in fiscal year 2002. If the Company is unsuccessful with its current marketing and sales initiatives expansion, expense reductions and balance sheet restructuring, it could have an adverse impact on the Company's future cash flows and results of operations.

For its long-term cash and liquidity needs, as market conditions allow, the Company will explore any financial opportunity that benefits its future and enhances the value of the Company. The Company is not presently seeking to obtain equity or debt financing. The Company anticipates there may be a significant decrease in available cash by March 2004 as a result of the ECC accounts receivable portfolio reaching maturity. The Company however, expects that the marketing initiatives commenced on or before June 30, 2003, as well as the cost-control measures undertaken by the Company to date, thereafter will afford the Company with the necessary working capital required to maintain and grow its operations. If the Company is unsuccessful in its efforts, it could have an adverse impact on the Company's future cash flows and results of operations.

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

The Company continues to be in default of certain of its debt agreements. The amount of debt in default totaled $215,000 at June 30, 2003. See Item 7. Financial Statements, Note 5.Long Term Obligations. These debt agreements have various original maturities from 1998 through December 2002. Accrued interest associated with the notes is also currently in default. As discussed above, in fiscal year 2003, the Company reduced its outstanding debt by converting all but one of its 12% Convertible Notes to Series C Redeemable Convertible Preferred Stock and converting one 15% Term Note into Common Stock. As market conditions allow, management will continue attempting to convert the remaining $116,000 principal amount of term loans to capital stock, at terms and conditions mutually agreed upon by the debt holder and the Company. However, there can be no assurances that the Company will be able to successfully continue converting the term loans at terms and conditions mutually acceptable. Additionally, the Company has asserted a common law right of set off against Gateway and therefore payments to Gateway under a Note and Security Agreement dated September 25, 2000 are not being made and are not being escrowed. The Company is presently in litigation with Gateway (see Part I, Item 3., Legal Proceedings), regarding its prior business activities with Gateway. Counsel to the Company believes that because discovery is still in its early stages, it is too early in the litigation to form an opinion as to the likelihood of an unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. An adverse ruling in relation to the Company's right of setoff against the Note Agreement would have a material adverse effect on the Company's financial condition.


Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, recently released by the Securities and Exchange Commission ("SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Financial Reporting Release No. 61, also recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangement, contractual obligations and commercial commitments. Item 7. Financial Statements, Note 1. Organization and Significant Accounting Policies includes a summary of the significant accounting policies and methods used in the preparation of the Company's financial statements, and Note 13.Contingencies includes descriptions of off-balance sheet arrangements, contractual obligations and commitments. The following is a brief discussion of the more significant accounting policies and methods used by the Company, as well as off-balance sheet arrangements and contractual obligations.

Revenue Recognition and Credit Risks. LCOA membership revenue from services provided to employees at the worksite is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. LCOA revenues from all other customer-based services are recognized in the period the services are provided. During the year ended June 30, 2002, ECC's sales were recorded upon shipment of the computer system to the customer and cost of sales was recognized based on the number of units shipped during the period.

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. At June 30, 2003, the remaining average life of the portfolio was approximately 9 months. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible.

Earnings (Loss) Per Share. The Company follows the provisions of SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or Common Stock equivalents to present both basic and diluted earnings per share
(EPS). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and Common Stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

Stock Based Compensation. The Company accounts for its employee stock based compensation plan under the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" and discloses the general and pro-forma financial information required by SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 8. For transactions with other than employees, in which services were performed in exchange for stock, the transactions are recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever is more readily measurable.

Recent Accounting Pronouncement. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer will have to be classified as a liability. This SFAS is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of the SFAS, transition will be reported as the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute, as required by the SFAS. The Company has analyzed the impact of this statement, and it expects that it will not have a material impact on the Company's results of operations or cash flows; the Company's financial position will be impacted based on the reclassification of the Series C preferred stock to liabilites. See Item 7. Financial Statements, Note 7. Redeemable Convertible Preferred Stock.


         Off-Balance Sheet Arrangements

At June 30, 2003, the Company had an outstanding letter of credit totaling $40,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. In July 2003, the letter of credit was reduced to $15,000 and $25,000 of the deposits held in escrow were released. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

Item 7.  Financial Statements
         --------------------

The following consolidated financial statements are included in Item 7.

                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                                29

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2003 and 2002           30

         Consolidated Statements of Operations for the Years Ended
         June 30, 2003 and 2002                                             31

         Consolidated Statements of Cash Flows for the Years Ended
         June 30, 2003 and 2002                                             32

         Consolidated Statements of Stockholders' Deficit for the
         Years Ended June 30, 2003 and 2002                                 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               34 - 51

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors of
Legal Club of America Corporation

We have audited the accompanying consolidated balance sheets of Legal Club of America Corporation and its subsidiaries (collectively, the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
September 23, 2003

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND JUNE 30, 2002


                                                                                    2003            2002
                                                                                ------------    ------------

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                     $     54,000    $    227,000
  Restricted cash                                                                     40,000          40,000
  Accounts receivable, net of allowance for doubtful accounts of $533,000 at
    June 30, 2003 and $229,000 at June 30, 2002                                      639,000         971,000
  Other assets                                                                        57,000          69,000
                                                                                ------------    ------------

          TOTAL CURRENT ASSETS                                                       790,000       1,307,000

LONG -TERM ASSETS:
  Accounts receivable, net of allowance for doubtful accounts of $91,000 at
    June 30, 2002                                                                         --         383,000
  Property and equipment, net                                                        219,000         422,000
  Other assets                                                                        11,000          12,000
                                                                                ------------    ------------

          TOTAL                                                                 $  1,020,000    $  2,124,000
                                                                                ============    ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERED STOCK AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                              $    633,000    $    642,000

  Accrued compensation and related expenses                                          582,000         470,000
  Accrued bonus                                                                      299,000         299,000

  Current portion of long-term debt and capital leases                             2,773,000       2,804,000
  Interest payable                                                                 1,196,000         817,000

  Other accrued expenses and liabilities                                             153,000         152,000
                                                                                ------------    ------------

          TOTAL CURRENT LIABILITIES                                                5,636,000       5,184,000
                                                                                ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASES, less current portion                                   --         224,000
                                                                                ------------    ------------

TOTAL LIABILITIES                                                                  5,636,000       5,408,000
                                                                                ------------    ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES C
  125,000 shares designated Series C: 110,202 shares issued and outstanding          259,000              --
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
    40,000 shares designated Series A; no shares outstanding at
      June 30, 2003; 16,667 outstanding at June 30, 2002
    26,000 shares designated Series B;  no shares outstanding at
      June 30, 2003; 2,160 outstanding at June 30, 2002                                                   --
  Common stock, $0.0001 par value; 50,000,000 shares authorized; 26,507,755 and 24,518,668 shares issued and outstanding at June 30, 2003 and
      2002, respectively                                                               3,000           2,000

  Additional paid-in capital                                                      12,463,000      12,887,000
  Deficit                                                                        (16,813,000)    (15,175,000)
  Stock subscriptions, including interest receivable                                (528,000)       (504,000)
  Unearned premium commissions                                                            --        (494,000)
                                                                                ------------    ------------

          STOCKHOLDERS' DEFICIT, NET                                              (4,875,000)     (3,284,000)
                                                                                ------------    ------------

          TOTAL                                                                 $  1,020,000    $  2,124,000
                                                                                ============    ============


See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                            2003            2002
                                                        ------------    ------------
REVENUES:
   Membership fee income
      Worksites and consumers                           $  1,638,000    $  1,486,000
      Direct marketing                                       138,000         416,000
      Affinity                                               115,000         150,000
                                                        ------------    ------------
   Total membership fee income                             1,891,000       2,052,000
   Sales                                                          --          54,000
                                                        ------------    ------------

      TOTAL REVENUES                                       1,891,000       2,106,000
                                                        ------------    ------------

COSTS AND OPERATING EXPENSES:
   Cost of sales                                                  --          54,000
   Compensation and employee benefits                      1,539,000       1,733,000
   Commissions                                               455,000         381,000
   Advertising and marketing                                  59,000         187,000
   Professional fees                                         422,000         269,000
   Office, administrative, and general                       565,000         748,000
   Occupancy                                                 137,000         170,000
   Depreciation and amortization                             217,000         182,000
                                                        ------------    ------------

      TOTAL COSTS AND OPERATING EXPENSES                   3,394,000       3,724,000
                                                        ------------    ------------

      LOSS FROM OPERATIONS                                (1,503,000)     (1,618,000)
                                                        ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                           216,000         328,000
   Miscellaneous income                                       39,000          90,000
   Elimination of accrued expense to related parties          97,000         296,000
   Gain on debt restructured                                      --         174,000
                                                        ------------    ------------
Total other income                                           352,000         888,000
                                                        ------------    ------------

   Interest expense and other finance charges               (487,000)       (571,000)
   Loss on disposal of property and equipment                     --         (19,000)
                                                        ------------    ------------
Total other expense                                         (487,000)       (590,000)
                                                        ------------    ------------

      OTHER, NET                                            (135,000)        298,000
                                                        ------------    ------------

LOSS BEFORE INCOME TAX  BENEFIT                           (1,638,000)     (1,320,000)
INCOME TAX BENEFIT                                                --              --
                                                        ------------    ------------

      NET LOSS                                          $ (1,638,000)   $ (1,320,000)
                                                        ============    ============


LOSS PER COMMON SHARE:
   Basic and Diluted                                    $      (0.06)   $      (0.06)
                                                        ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON  SHARES OUTSTANDING
   Basic and Diluted                                      25,244,270      21,793,030
                                                        ============    ============


See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                                                           2003            2002
                                                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                             $ (1,638,000)   $ (1,320,000)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                           217,000         182,000
    Provision for doubtful accounts                                                                         195,000         283,000
    Amortization of debt discount                                                                            14,000          26,000
    Accretion of Series C call price                                                                          5,000              --
    Loss on disposal of property and equipment                                                                   --          19,000
    Interest due from shareholders                                                                          (24,000)        (24,000)
    Gain on debt restructured and elimination of a payable                                                  (37,000)       (263,000)
    Elimination of accrued expense to related parties                                                       (97,000)       (296,000)
    Charges for stock-based compensation issuances for services                                              48,000         103,000
    Changes in certain assets and liabilities:
      Accounts receivable                                                                                   534,000         735,000
      Inventory                                                                                                  --          54,000
      Other assets                                                                                            2,000         136,000
      Accounts payable                                                                                       28,000         (99,000)
      Accrued compensation and related expenses                                                             209,000         166,000
      Interest payable                                                                                      426,000         455,000
      Other accrued expenses and liabilities                                                                  1,000        (120,000)
                                                                                                       ------------    ------------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  (117,000)         37,000
                                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITY:
      Purchase of property and equipment                                                                    (15,000)        (28,000)
                                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and capital leases                                                           (41,000)       (144,000)
  Issuances of common stock                                                                                      --         253,000
  Restricted cash                                                                                                --          70,000
                                                                                                       ------------    ------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   (41,000)        179,000
                                                                                                       ------------    ------------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (173,000)        188,000

CASH AND CASH EQUIVALENTS, beginning of year                                                                227,000          39,000
                                                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                                                 $     54,000    $    227,000
                                                                                                       ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                           $      1,000    $     14,000
                                                                                                       ============    ============
    Income taxes                                                                                       $         --    $         --
                                                                                                       ============    ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Conversion of 12% Convertible Notes, including interest, into 100,184 shares of Series C Reedemable
      Convertible Preferred Stock                                                                      $    250,000
  Conversion of 2,160 shares of Series B Preferred Stock into 216,000 shares of Common Stock                315,000
  Conversion of 16,667 shares of Series A Preferred Stock into 1,666,667 shares of Common Stock           1,500,000
  Conversion of term loan, including interest, into 99,003 shares of Common Stock                            26,000
  Fair value of common shares issued to Convertible Note holders for modifying and
      extending the agreement                                                                                          $     37,000
  Fair value of warrants issued on debt restructured                                                                          6,000
  Conversion of 10,000 shares of Series  B Preferred Stock into 1,000,000 shares of Common Stock                          2,500,000
  Fair value of contingently issuable warrants based on sales production performance                       (494,000)        494,000


See notes to the consolidated financial statements.

                                         LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                                            Series A                      Series B
                                                               Common        Series A       Preferred      Series B       Preferred
                                                Common        Stock, at     Preferred       Stock, at     Preferred       Stock, at
                                                Shares        par value       Shares        par value       Shares        par value
                                             ------------   ------------   ------------   ------------   ------------   ------------

STOCKHOLDERS' DEFICIT,  July 1, 2001           20,845,594   $      2,000         16,667   $         --         12,160             --

Issuance of common stock for cash               2,055,000
Issuance of common stock to convertible
  debt holders for modification of notes          368,074
Issuance of common stock for funds advanced
  to securitize letter of credit                  250,000
Conversion of Series B preferred stock          1,000,000                                                     (10,000)
Fair value of 5,500,000 warrants issueable
  upon attainment of sales production
Fair value of warrants issued for services
  and settlements
Accrued interest on subscription agreements
Net loss

                                             ------------   ------------   ------------   ------------   ------------   ------------
STOCKHOLDERS' DEFICIT,  June 30, 2002          24,518,668          2,000         16,667             --          2,160             --

Conversion of Series A preferred stock          1,666,667                       (16,667)
Conversion of Series B preferred stock            216,000                                                      (2,160)
Common stock issued for the conversion of
  Term note and interest                           99,003
Correction of error in prior share issuances
  and rounding                                      7,417          1,000
Fair value of 300,000 warrants issued for
  services
Fair value of 500,000 options granted
Fair value of  5,500,000 warrants canceled
Accrued interest on subscription agreements
Net loss

                                             ------------   ------------   ------------   ------------   ------------   ------------
STOCKHOLDERS' DEFICIT,  June 30, 2003          26,507,755   $      3,000             --   $         --             --   $         --
                                             ============   ============   ============   ============   ============   ============


                                              Additional                        Stock        Unearned          Total
                                                Paid-in                     Subscriptions     Premium      Stockholders'
                                                Capital        Deficit       Receivable     Commissions       Deficit
                                             ------------   -------------   ------------   -------------   ------------

STOCKHOLDERS' DEFICIT,  July 1, 2001         $ 11,994,000   $(13,855,000)  $   (480,000)  $         --   $ (2,339,000)

Issuance of common stock for cash                 253,000                                                     253,000
Issuance of common stock to convertible
  debt holders for modification of notes           37,000                                                      37,000
Issuance of common stock for funds advanced
  to securitize letter of credit                   25,000                                                      25,000
Conversion of Series B preferred stock                 --                                                          --
Fair value of 5,500,000 warrants issueable
  upon attainment of sales production             494,000                                     (494,000)            --
Fair value of warrants issued for services
  and settlements                                  84,000                                                      84,000
Accrued interest on subscription agreements                                     (24,000)                      (24,000)
Net loss                                                      (1,320,000)                                  (1,320,000)

                                             ------------   ------------   ------------   ------------   ------------
STOCKHOLDERS' DEFICIT,  June 30, 2002          12,887,000    (15,175,000)      (504,000)      (494,000)    (3,284,000)

Conversion of Series A preferred stock                                                                             --
Conversion of Series B preferred stock                                                                             --
Common stock issued for the conversion of
  Term note and interest                           25,000                                                      25,000
Correction of error in prior share issuances
  and rounding                                                                                                  1,000
Fair value of 300,000 warrants issued for
  services                                         25,000                                                      25,000
Fair value of 500,000 options granted              20,000                                                      20,000
Fair value of  5,500,000 warrants canceled       (494,000)                                     494,000             --
Accrued interest on subscription agreements                                     (24,000)                      (24,000)
Net loss                                                      (1,638,000)                                  (1,638,000)

                                             ------------   ------------   ------------   ------------   ------------
STOCKHOLDERS' DEFICIT,  June 30, 2003        $ 12,463,000   $(16,813,000)  $   (528,000)  $         --   $ (4,875,000)
                                             ============   ============   ============   ============   ============


See notes to the consolidated financial statements.

                     LEGAL CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

The Company has three operating subsidiaries, Legal Club of America ("LCOA"), Legal Club Financial Corp., d/b/a PeoplesChoice(R)("LCF" or "PeoplesChoice") and Einstein Computer Corp. ("ECC"). Legal Club of America Corporation and its subsidiaries are collectively referred to as the "Company".

LCOA provides members with access to a network of over 20,000 attorneys in all 50 states, Puerto Rico and the US Virgin Islands, who have contracted with LCOA to provide both individuals and small business owners with a variety of free and deeply discounted legal services. Membership in LCOA provides a subscriber with access to LCOA's attorney network and /or assistance in finding an attorney with a particular specialty. The assigned attorney is paid directly by the subscriber. LCOA receives membership fees, pays commissions to its agents, builds and maintains its attorney network, and markets its plans to prospective new members.

LCF (d/b/a "PeoplesChoice" or "PC") began to broker business to insurance carrier associates during the June 2002 quarter, by securing agent of record letters ("AOR"). The AOR letters provide the Company exclusive access to employers that wish to provide their employees with voluntary benefits, including LCOA products. LCF, a licensed insurance agency, is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes for the employer groups. After the interview process is completed, PeoplesChoice awards the employer group to one of its insurance carrier associates, who in turn award the employer group to an agent suitable for the enrollment process required. The PeoplesChoice voluntary product platform includes the carrier's products as well as the Company's legal product and other products made available as voluntary benefits.

ECC was formed in 2000 for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., see Note 13. In September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by MicronPC was to finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. There were no sales under this program because the program did not afford the employees the benefit of purchasing personal computers through payroll deduction. Accordingly, the agreement with MicronPC was terminated during fiscal year 2003. See Note 14.

Going Concern Considerations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception, and has funded operations through investor capital and through revenues from operations. The Company has yet to generate sufficient revenues from its operating activities to cover its recurring expenses, but the Company has successfully implemented new sales initiatives, undertaken cost reduction programs, and begun debt-restructuring strategies. The Company is in default on certain of its debt agreements, but management has been actively working to resolve these issues. Management recognizes that the Company must attain profitable operations or obtain additional capital resources to enable it to continue in business.

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

Restricted Cash. At June 30, 2003 and 2002, the Company had escrow deposits of $40,000 as collateral on an outstanding letter of credit relating to the Company's corporate office space lease. The letter of credit has a one-year renewable term. The funds are invested in a certificate of deposit and have been classified on the balance sheet as restricted cash. See Note 14.

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

Revenue Recognition and Credit Risks. LCOA membership revenue from services provided to employees at the worksite is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. LCOA revenues from all other customer-based services are recognized in the period the services are provided. During the year ended June 30, 2002, ECC's sales were recorded upon shipment of the computer system to the customer and cost of sales was recognized based on the number of units shipped during the period.

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. At June 30, 2003, the remaining average life of the portfolio was approximately 9 months. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible.

Advertising and Marketing. The costs of advertising, promotion, and marketing programs are charged to operations in the year incurred. Expenses for these programs totaled $37,000 and $108,000 for the years ended June 30, 2003 and 2002, respectively.

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

Earnings (Loss) Per Share. SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or Common Stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and Common Stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. At June 30, 2003 the Company's common equivalent shares include the Series C redeemable convertible preferred stock, stock options, warrants and a convertible note. During the year ended June 30, 2003 all remaining Series A and Series B convertible preferred stock were converted to Common Stock. See Note 8. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations. See Note 10.

Weighted average number of shares used to compute basic and diluted loss per share in this financial statement is the same for all periods presented since the effect of dilutive securities is anti-dilutive.

Stock Based Compensation. The Company accounts for its employee stock based compensation plan under the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" and discloses the general and pro-forma financial information required by SFAS No. 123, "Accounting for Stock-Based Compensation". For transactions with other than employees, in which services were performed in exchange for stock, the transactions are recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever is more readily measurable. See Note 8.

In accordance with SFAS 148, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the years ended June 30, 2003 and 2002:

                                                                         2003            2002
                                                                     ------------    ------------

         Net loss, as reported                                       $ (1,638,000)   $ (1,320,000)
         Add: Stock-based employee compensation expense included
         in net loss, net of related tax effects                           20,000              --

         Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards, net of
         related tax effects                                              (66,000)        (43,000)
                                                                     ------------    ------------

         Net loss, pro-forma                                         $ (1,684,000)   $ (1,363,000)
                                                                     ============    ============

         Loss per share:

         Basic and diluted loss per share, as reported               $      (0.06)   $      (0.06)
                                                                     ============    ============

         Basic and diluted net loss per share, pro-forma             $      (0.07)   $      (0.06)
                                                                     ============    ============


See Note 8 for additional stock option information.

Statement of Comprehensive Income. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". A statement of comprehensive income is not included in the financial statements, as the Company has no items of other comprehensive income.

Accounting for Derivative Instruments and Hedging Activities. The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Through June 30, 2003, the Company has not entered into hedging activities nor has it invested in derivative instruments.

Segment Reporting. The Company has adopted SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments. Under SFAS No. 131, the Company's operations are defined as consisting of three operating segments. See Note 12.

Accounting Pronouncements Adopted by the Company during Fiscal Year 2003. In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisition of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and Interpretation No. 9". The provisions of SFAS 147 relate to the application of the purchase method of accounting to acquisition of financial institutions, except between two or more mutual enterprises. SFAS 147 was effective for acquisitions started on or after October 1, 2002. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This SFAS amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for those companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to provide disclosure requirements, in both annual and interim financial statements, about the method used and the effect it has on a company's results of operations. The Company will continue to account for its employee stock based compensation plan under the provisions of the Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued Employees" and will adopt the disclosure requirements of SFAS No. 148. SFAS 148 is effective for interim periods which began after December 15, 2002.

During the year ended June 30, 2003, the Company adopted the provisions of SFAS No. 148, which does not have a material impact on the Company's financial position, results of operations or cash flows. SFAS No. 147 has no impact on the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements. In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This SFAS amends and clarifies financial accounting and reporting for derivative securities and hedging activities. This SFAS is effective for contracts entered into or modified after June 30, 2003. The Company does not have any derivative securities or hedging activities, and does not plan to have them in the future; accordingly, SFAS 149 will have no impact on the Company's financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer will have to be classified as a liability. This SFAS is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of the SFAS, transition will be reported as the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute, as required by the SFAS. The Company has analyzed the impact of this statement, and it expects that it will not have a material impact on the Company's results of operations or cash flows; the Company's financial position will be impacted based on the reclassification of the Series C redeemable convertible preferred stock to liabilities. See Note 7.

Reclassification. Certain prior year amounts have been reclassified in the financial statements to conform to current year presentation.


NOTE 2 - ACCOUNTS RECEIVABLE, NET
---------------------------------

Accounts receivable, net, consists of the following at June 30, 2003 and 2002:

                                                  2003            2002
                                              ------------    ------------

         Current
            Accounts receivable               $  1,172,000    $  1,200,000
            Allowance for doubtful accounts       (533,000)       (229,000)
                                              ------------    ------------
                                              $    639,000    $    971,000
                                              ============    ============

         Long-term
            Accounts receivable                         --    $    474,000
            Allowance for doubtful accounts             --         (91,000)
                                              ------------    ------------
                                              $         --    $    383,000
                                              ============    ============

At June 30, 2003, the Company's accounts receivable were comprised of $182,000 relating to LCOA memberships and $990,000 relating to sales of personal computers by ECC. At June 30, 2002, the Company's accounts receivable were comprised of $121,000 relating to LCOA memberships and $1,553,000 related to sales of personal computers by ECC.

In September 2000, ECC entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway through ECC's distribution channels to employees at the worksites. In February 2001, Gateway ended its relationship with the Company, and ECC was forced to abandon its payroll deduction program. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. ECC's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 5 and 13.


NOTE 3 - PROPERTY AND EQUIPMENT, NET
------------------------------------

Property and equipment consists of the following at June 30, 2003 and 2002:

                                                      2003           2002
                                                  ------------   ------------
         Office equipment                         $    183,000   $    183,000
         Computer equipment                            207,000        193,000
         Computer software                             471,000        471,000
         Leasehold improvements                         26,000         26,000
                                                  ------------   ------------
               Total cost                              887,000        873,000
         Less: Accumulated depreciation                668,000        451,000
                                                  ------------   ------------
               Property and equipment, net        $    219,000   $    422,000
                                                  ============   ============

Depreciation and amortization expense, which includes capital lease amortization, totaled $217,000 and $182,000 for the years ended June 30, 2003 and 2002, respectively. During the year ended June 30, 2002, the Company wrote-off property and equipment, net, totaling $19,000 as a result of moving its corporate headquarters to a smaller office space.

During the year ended June 30, 2000, the Company entered into lease agreements classified as capital leases to lease certain office and computer equipment. At June 30, 2003, assets under a remaining capital lease are as follows:

                  Office Equipment                $     54,000
                  Accumulated amortization              51,000
                                                  ------------
                                                  $      3,000
                                                  ============


NOTE 4 - OTHER ACCRUED EXPENSES AND LIABILITIES
-----------------------------------------------

Other accrued expenses and liabilities consist of the following at June 30, 2003 and 2002:

                                                      2003           2002
                                                  ------------   ------------

         Accrued rent                             $     52,000   $     65,000
         Accrued sales tax                              59,000         59,000
         Accrued commissions                            35,000         26,000
         Other                                           7,000          2,000
                                                  ------------   ------------

         Total accrued and other liabilities      $    153,000   $    152,000
                                                  ============   ============

NOTE 5 - LONG-TERM OBLIGATIONS
------------------------------

At June 30, 2003 and 2002, long-term debt and capital leases consist of the following:

                                                                          2003           2002
                                                                      ------------   ------------

   Term loans with various original maturity dates through 1998
   Interest rates range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest
   only is payable monthly during the terms of the loans              $    116,000   $    127,000

   Term loans from a shareholder with interest rates of 9% and
   12%, with original maturity dates on or before July 2000                 40,000         40,000

   Capital leases, with imputed interest rate of 9%, maturing July
   2003                                                                      2,000         31,000

   Term loan from a shareholder bearing interest at 7%, originally
   due April 2000                                                           34,000         34,000

   Note agreement discounted at 4.75%, payable in monthly
   installments through February 2004                                        8,000         19,000

   Note and Security Agreement bearing interest at 15.5%,
   maturing September 2003                                               2,545,000      2,545,000

   Notes refinanced during fiscal years 2003 and 2002:

      12% Convertible Notes originally due December 2002                    25,000        229,000

      9% Term loan from a shareholder, maturing September
      2003                                                                   3,000          3,000
                                                                      ------------   ------------
         Total long-term obligations                                     2,773,000      3,028,000
            Less: Current portion                                        2,773,000      2,804,000
                                                                      ------------   ------------

            Long-term obligations                                     $         --   $    224,000
                                                                      ============   ============

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its ECC subsidiary. This Note matures on September 24, 2003 and bears interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement are collateralized by ECC's accounts receivable. Payments under this Note are to be made to Gateway from the monthly installment payments collected on ECC's accounts receivable. Proceeds are to be applied first to interest due on the Note and then to principal. The Company is presently in litigation with Gateway regarding its prior business activities. The Company has asserted a common law right of set off against Gateway in this litigation and therefore payments on the Note are not being made and are not being escrowed. Counsel to the Company believes that because discovery is still in its early stages, it is too early in the litigation to form an opinion as to the likelihood of an unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. See Note 13.

During the quarter ended March 31, 2003, one 15% Term Note for $11,000 and $15,000 of related accrued interest, was converted into 99,003 shares of Common Stock at a conversion price of $0.2577 per share. See Note 8.

During the quarter ended December 31, 2002, the Company's 12% Convertible Notes matured and $218,000 principal amount of the Notes and $32,000 in accrued interest, were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. See Note 7. At June 30, 2003, one 12% Convertible Note for $25,000 remains outstanding. At the present time, the note holder has elected not to convert the Note to Series C stock.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans.

Interest expense for the years ended June 30, 2003 and 2002 totaled $487,000 and $571,000, respectively.

At June 30, 2003 the remaining $2,000 capital lease obligation matures in July 2003.


NOTE 6 - INCOME TAXES
---------------------

A summary of the provision for income taxes for the years ended June 30, 2003 and 2002 is as follows:

                                                    2003            2002
                                                ------------    ------------

         Currently payable                      $         --    $         --
         Deferred tax benefit                       (573,000)       (462,000)
         Less: Valuation allowance                   573,000         462,000

                                                ------------    ------------

               Provision for income taxes       $         --    $         --
                                                ============    ============

The Company's deferred tax asset at June 30, 2003, and 2002 consist of the following:

                                                                               2003            2002
                                                                           ------------    ------------

               Deferred tax asset:
               Available federal and state net operating loss carryover    $  5,217,000    $  4,644,000
                  Less: Valuation allowance                                  (5,217,000)     (4,644,000)
                                                                           ------------    ------------

                                                                           $         --    $         --
                                                                          =============    ============

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

At June 30, 2003, the Company has tax net operating losses carryforwards (NOLs) of approximately $14,380,000 expiring beginning 2011. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.

NOTE 7 - REDEEMABLE CONVERTIBLE PREFERRED STOCK
-----------------------------------------------

During the quarter ended December 31, 2002, $250,000 of the Company's 12% Convertible Notes, including $32,000 of accrued interest, were converted into 100,184 shares of Series C stock at a conversion price of $2.50 per share.

The Series C stock is redeemable, in the event that the Company receives an infusion of capital, from any source, in excess of $250,000; however, capital used for the redemptions is not to exceed 15% of the proceeds received. The shares are redeemable during 2003 at $2.60 per share, during 2004 at $2.76 per share and thereafter at $3.03 per share. For the year ended June 30, 2003, the Company accreted $5,000 of the redemption price as interest expense.

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

As part of the conversion, a broker received a 10% fee in the form of Series C stock. The value assigned to the 10,018 shares issued was $3,000, or $0.03 per Common Stock equivalent share, the fair value of the Common Stock on date of issuance. The broker's shares were valued based on the common share equivalent.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer is to be classified as a liability. The Company's Series C stock meets the definition of liability under this SFAS, and accordingly, in fiscal year 2004, the Series C stock will be presented as "Shares subject to mandatory redemption" as a separate classification under liabilities. The transition will be reported as the cumulative effect of a change in an accounting principle discounting the shares to fair value, as required by this SFAS. The Company has analyzed the impact of this change in accounting principle and it does not expect that SFAS 150 will have a material impact on the Company's results of operations, or cash flows; the Company's financial position will be impacted based on the reclassification of the Series C stock to liabilities.


NOTE 8 - CAPITAL STOCK
----------------------

The Company's authorized capital stock at June 30, 2003 consisted of 1,000,000 shares of preferred stock and 50,000,000 shares of Common Stock, at a par value of $0.0001 per share. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the shareholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

Preferred Stock and Preferred Stock Conversions
-----------------------------------------------

In fiscal year 1999, the Company designated 40,000 of the preferred shares as "Series A Convertible Preferred Stock" (Series A stock) and issued a total of 27,778 shares of Series A stock for a cash payment of $2,500,000. In March 2001, holders of 11,112 shares of Series A stock exercised their option to convert their shares to Common Stock. The Series A stock was converted into 1,111,200 shares of Common Stock at a conversion price of $0.90 per share. On February 25, 2003, the holder of the remaining shares of Series A stock exercised the option to converted them to 1,666,667 shares of Common Stock, at a conversion price of $0.90 per share.

In fiscal year 2000, the Company designated 26,000 of the preferred shares as "Series B Convertible Preferred Stock" (Series B stock) and issued a total of 12,160 shares of Series B stock through a private placement-offering memorandum for gross proceeds of $3,040,000. During the fiscal year ended June 30, 2002, 10,000 shares of Series B stock were converted to Common Stock. The Series B stock was converted into 1,000,000 shares of Common Stock at a conversion price of $2.50 per share. On December 31, 2002, all Series B stock not previously converted by the holders into Common Stock, automatically converted in accordance with the Automatic Conversion provision of the Series B subscription agreement. At December 30, 2002 there were 2,160 shares of Series B stock. Each share of Series B stock was convertible into 100 shares of Common Stock. On December 31, 2002, the outstanding shares of Series B stock were converted into 216,000 shares of Common Stock at a conversion price of $2.50 per share.

During the quarter ended December 31, 2002, the Company designated 125,000 of the preferred shares as Series C stock and issued a total of 110,202 of such shares upon conversion of the 12% Convertible Notes. See Note 7.

Common Stock
------------

During the quarter ended March 31, 2003, one 15% Term Note for $ $11,000 and $15,000 of related accrued interest, was converted into 99,003 shares of Common Stock at a conversion price of $0.2577 per share. See Note 5.

In June 2002, the Company issued 1,500,000 shares of Common Stock for cash totaling $150,000, or $0.10 per share, in a private placement to an accredited investor.

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

Convertible Debt
----------------

During the December 2001 quarter, the September 2000, 25% Convertible Notes agreement was modified to reduce the interest to a 12% annual rate and extended its maturity to December 31, 2002. As part of the modification the note holders were issued shares of the Company's Common Stock for no additional consideration. The value assigned to the 368,074 shares of Common Stock issued was $37,000, or $0.10 per share, the fair value of the Common Stock on date of issuance. This amount was included in additional paid-in capital and as a reduction of the Convertible Notes, with the $37,000 accreted to interest expense through December 31, 2002. In December 2002 all but one of the Convertible Notes were converted to Series C stock. The remaining 12% Convertible Note and accrued interest is convertible into 101,315 shares of Common Stock at a conversion price of $0.25 per share. See Notes 5 and 7.

Stock Options
-------------

1997 Stock Option Plan Issuances
--------------------------------

In 1997, the Company established a stock option plan (the "1997 Plan") to issue nonqualified stock options and incentive stock options to key employees and directors. The 1997 Plan expires on October 31, 2007. The Company authorized and reserved 2,000,000 shares of its Common Stock for this Plan.

On December 2, 2002, the Compensation Committee of the Board of Directors approved granting 60,000 options on December 3, 2002, to management employees of the Company to purchase shares of Common Stock at fair value on date of grant, which was $0.04 on such date. See Note 11. On October 1, 2002, the Compensation Committee of the Board of Directors approved granting 835,000 options on October 2, 2002, to employees of the Company to purchase shares of Common Stock at fair value on date of grant, which was $0.05 on such date. At June 30, 2003, there were 1,871,754 outstanding options and 128,246 reserved for future grants. Options are issued at prices not less than the market value at date of grant. Outstanding options, until fully vested, are contingent upon continued service.

Non-plan Option Issuances
-------------------------

During the year ended June 30, 2003, the Company granted 2,000,000 options to purchase shares of Common Stock. These grants were given to three employees as part of their employment agreements or letter of understanding. Outstanding options, until fully vested, are contingent upon continued service. See Note 11.

The Company's stock option activity is summarized as follows:

                                                   Optioned     Weighted-Average
                                                    Shares       Exercise Price
                                                 ------------   ----------------

         Outstanding at June 30, 2001               2,270,023        $ 0.81
                                                 ------------

            Cancelled / forfeited                  (1,153,269)        (0.62)
                                                 ------------

         Outstanding at June 30, 2002               1,116,754          1.00

            Granted                                 2,895,000          0.04
            Cancelled / forfeited                    (140,000)        (0.19)
                                                 ------------

         Outstanding at June 30, 2003               3,871,754        $ 0.31
                                                 ============        ======

         Exercisable at June 30, 2003               2,612,587        $ 0.42
                                                 ============        ======

The Company accounts for its employee stock option plans under APB No. 25 accordingly no stock-based employee compensation cost is reflected in the Statement of Operations for options granted at an exercise price equal to or higher than the market value of the underlying Common Stock on date of grant.

The weighted average fair value per share of options granted during fiscal year 2003 was $0.025. The fair value of these options was estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants in 2003: dividend yield, zero percent; risk-free interest rate of 4.25%; expected life of the options 4.4 years and volatility of 49.0%. No options were granted during fiscal year 2002.

Warrants
--------

On January 1, 2003, the Company issued a business-marketing associate exercisable and non-forfeitable warrants to purchase 100,000 shares of Common Stock, at $0.01 per share. The value assigned for accounting purposes to the 100,000 warrants issued was $3,000. This amount has been included in additional paid-in capital. The warrants have a contractual life of five years.

In November 2002, the Company entered into an agreement with a business-marketing associate pursuant to which it will serve as an electronic business recruitment center for the Company and will perform the service of creating and sending 24 targeted email-advertising campaigns, at its own expense, on behalf of the Company. The term of this agreement is for a period of two years or until the 24-targeted email-advertising campaigns are completed. Through June 30, 2003, three targeted email-advertising campaigns have been done. Upon completion of services to be performed by the business marketing associate, the Company will issue warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.01 per share.

The above agreement replaced an agreement signed on May 28, 2002, with the business-marketing associate whereby AORs would be obtained by it on behalf of LCF. For each $100,000 of insurance premium written from such referrals, the Company would issue the business marketing associate warrants to purchase 22,000 shares of Common Stock at $0.01 per share. The issuance of the warrants was capped at 5,500,000 warrants, and their issuance was contingent on performance under the agreement. At June 30, 2002, the value assigned for accounting purposes to the 5,500,000 contingently issuable warrants was $494,000, based on the fair value of the Company's Common Stock the date the agreement was signed. This amount was included in additional paid-in capital and as a reduction to equity through Unearned Premium Commissions at June 30, 2002. In October 2002, this agreement was terminated, the accounting entry was reversed and the new agreement was entered into.

In July 2002, the Company issued to two business-marketing associates exercisable and non-forfeitable warrants to purchase 100,000 shares each of Common Stock, at $0.10 per share. The value assigned for accounting purposes to the 200,000 warrants issued was $22,000. This amount has been included in additional paid-in capital. The warrants have a contractual life of five years.

During fiscal year 2002, the Company restructured commissions payable on its Series B preferred stock totaling $194,000. The Company issued a two-year $24,000 note agreement and 300,000 warrants as replacement for the commissions payable. The Company issued the five-year warrants to the note holder to acquire shares of the Company's Common Stock, at an exercise price of $0.04 per share, the fair value of the Common Stock on date of grant. The value assigned for accounting purposes to the 300,000 warrants issued was $6,000. This amount has been included in additional paid-in capital. The Company also issued warrants during fiscal year 2002 to former employees to purchase a total of 150,000 shares of Common Stock at $0.10 per share, the fair market value on date of grant. The value assigned for accounting purposes to the 150,000 warrants issued was $9,000. This amount has been included in additional paid-in capital. Also in January 2002, the Company issued to a business partner warrants to purchase 75,000 shares of Common Stock at $0.10 per share, the fair market value on date of grant. The value assigned for accounting purposes to the 75,000 warrants issued was $4,000. This amount has been included in additional paid-in capital. The warrants have a contractual life of five years and were issued with an exercise price at the fair value of the Company's Common Stock.


NOTE 9 - PENSION PLAN
---------------------

The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all of its employees. Under the Plan, employees are eligible to participate after completion of three months of service and reaching 21 years of age or older. The Company matches employee contributions at a rate of 25% of the contribution, up to a maximum of 6% of the employee's salary. Company contributions to the plan are vested over five years at a rate of 20% per year. Contributions by the Company for the years ended June 30, 2003 and 2002 were $2,000 and $3,000, respectively.


NOTE 10 - NET LOSS PER COMMON SHARE
-----------------------------------

For the years ended June 30, 2003 and 2002, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                                                 2003            2002
                                                             ------------    ------------

         Common shares outstanding                             26,507,755      24,518,668

         Effect of weighting                                   (1,263,485)     (2,725,638)
                                                             ------------    ------------

         Weighted average common shares outstanding            25,244,270      21,793,030
                                                             ============    ============

Basic and diluted net loss per share for the years ended June 30, 2003 and 2002, was calculated as follows:

                                                                 2003            2002
                                                             ------------    ------------

         Loss before non-recurring, non operating items      $ (1,774,000)   $ (1,861,000)

         Non-recurring, non-operating income (loss)               136,000         541,000
                                                             ------------    ------------

         Net loss                                            $ (1,638,000)   $ (1,320,000)
                                                             ============    ============

         Basic and diluted loss per share from operations    $      (0.07)   $      (0.09)

         Basic and diluted loss per share - non-recurring,
         non-operating                                               0.01            0.03
                                                             ------------    ------------

         Basic and diluted net loss per share                $      (0.06)   $      (0.06)
                                                             ============    ============

         Weighted average common shares outstanding            25,244,270      21,793,030
                                                             ============    ============

The following common stock equivalents that would dilute basic earnings per share were not included in the computation of diluted earnings per share because of their anti-dilutive effect. Common stock options and warrants presented are those where the market value exceeds the exercise price for the periods presented.

                                                  Weighted    Outstanding     Weighted    Outstanding
                                                  Average     At June 30,     Average     At June 30,
                                                  FY 2003         2003        FY 2002         2002
                                                -----------   -----------   -----------   -----------
         Common stock options                       448,740     1,050,000            --            --
         Series A convertible preferred stock     1,091,281            --     1,666,600     1,666,600
         Series B convertible preferred stock       108,296            --       981,315       216,000
         Series C convertible preferred stock       549,504     1,102,027            --
         Convertible debt                           537,999       101,315       824,013       972,296
         Warrants relating to issuance of-
            Common stock                                 --            --            --            --
            Series B preferred                           --            --            --            --
            Convertible notes                            --            --            --            --
            Other                                   349,589       400,000       100,274       300,000


Options and warrants to purchase shares of common stock were excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on EPS calculations. Options to purchase 2,821,754 and 1,116,754 shares of common stock, with average exercise prices of $0.42 and $1.00 are excluded from the presentation above for the years ended June 30, 2003 and 2002, respectively. Warrants to purchase 2,288,400 and 2,738,400 shares of common stock, with average exercise prices of $1.93 and $2.07 are excluded from the presentation above for the years ended June 30, 2003 and 2002, respectively.


NOTE 11 - RELATED PARTY TRANSACTIONS
------------------------------------

In November 2002, the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003. At June 30, 2003, amounts expensed and deferred under this agreement totaled $16,000. These amounts are anticipated to be paid to the employees by March 31, 2004.. On December 2, 2002, the Compensation Committee of the Board of Directors approved a grant of 60,000 options on December 3, 2002, and the Company issued said options to management employees in exchange for agreeing to defer compensation until 2003. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensation by $30,000 each until the Company is in a positive cashflow position, which is expected to be in the March 2004 quarter. On January 31, 2003, the Compensation Committee of the Board of Directors approved, based on merit, the 2003 compensation increases for the Chief Executive Officer and the Chief Financial Officer, per their respective employment agreements. The Chief Executive Officer and the Chief Financial Officer are deferring the salary increases for 2003, and will continue to receive their compensation at the reduced 2002 rate, until the Company has positive cash flow. No stock options have been granted to the Chief Executive Officer and the Chief Financial Officer for this concession.

On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl the Chief Executive Officer and Elvie Lamar Weber the Chief Financial Officer, in lieu of voluntarily deferred compensation due to them for fiscal years 2000, 2001, 2002 and 2003. Through June 30, 2003, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2003, and due to the Chief Executive Officer and the Chief Financial Officer amounted to $518,000 and $92,000, respectively. Pursuant to accounting rules governing such options, the grant and measurement dates will not occur until the shareholders approve the option issuances. The actual number of options to be issued will depend on the fair value of the Company's stock at the time of shareholder approval. The Chief Executive Officer's options will be exercisable at 110% of the fair value of the Company's stock at the grant and measurement date, and the Chief Financial Officer's options will be exercisable at the fair value of the Company's stock at the grant and measurement date. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval. The Company intends to seek shareholders approval of the 2002 Stock Option Plan, as well as the above-described issuances.

On June 1, 2003, the Compensation Committee of the Board of Directors approved the offer of employment for the Company's VP of Operations. Pursuant to the letter, on June 1, 2003, the VP of Operations was granted options to purchase 500,000 shares of Common Stock at the fair value on date of grant, which was $0.03 on such date. These options have a contractual life of five years and are immediately exercisable.

On October 1, 2002, the Compensation Committee of the Board of Directors approved the employment agreement for LCF's VP of Sales. Pursuant to the employment agreement, on October 1, 2002, LCF's VP of Sales was granted options to purchase 500,000 shares of Common Stock at $0.01 per share, which was less than the fair value of the Company's Common Stock at the grant date. These options have a contractual life of five years and are immediately exercisable. The value, for accounting purposes, of the 500,000 options was $20,000 at October 1, 2002. In accordance with APB 25, this amount has been recorded as compensation expense and is included in additional paid-in capital. Pursuant to the employment agreement, the VP of Sales has the right to receive grants of options through September 30, 2003, at $0.01 per share, if performance goals are reached prior to that date; these options will be measured and recorded as compensation, if granted. Prior to the effective date of this agreement, the Company had advanced commissions and loaned a total amount of $25,000 to LCF's VP of Sales. These amounts bore interest at a rate of 6%, and were included as compensation expense as of June 30, 2003.

Pursuant to the employment agreement with the Company dated January 1, 2002, on October 1, 2002, the Company's Chief Financial Officer was granted options to purchase 1.0 million shares of Common Stock at the fair value on date of grant, which was $0.05 on such date. The options have a term of five years and vest over a period of two years as follows: 200,000 options became exercisable on the date of grant; 300,000 options became exercisable January 1, 2003; and 500,000 options become exercisable on January 1, 2004

In July 2002, in conjunction with its current litigation (see Note 13), the Company took the position that no accrued compensation is due and owing to two former executives of the Company. Accordingly, during the September 2002 quarter, the Company eliminated $97,000 of related accrued compensation.

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

In December 2000, the Compensation Committee of the Company's Board of Directors approved, effective January 1, 2001, an amendment to the employment agreement for the Chief Executive Officer of the Company. The amendment to the employment agreement has a three-year term. The compensation increase under the 2001 employment agreement and a previous employment agreement have been accrued during the periods of service and have been included in accrued compensation on the related period's balance sheets.

In December 1997, the Company issued 1,200,000 shares of its Common Stock to three existing shareholders in exchange for subscription agreements totaling $396,000. The subscription agreements bear interest at 6%. On June 30, 1999, the subscription agreement of one of the shareholders was assumed by another shareholder, along with the ownership of the common shares, and the accrued interest obligation. Accrued interest due from the shareholders amounted to $132,000 and $108,000, respectively, at June 30, 2003 and 2002, with the balance due from shareholders for the subscription obligation, including accrued interest receivable, totaling $528,000 and $504,000, at June 30, 2003 and 2002, respectively. The notes are due December 31, 2003, with the interest accrued thereon due December 31, 2010.

See Note 5 for description of term loans due shareholders. Interest expense on the term loans was $7,000 for each of the years ended June 30, 2003 and 2002, respectively.

NOTE 12 - BUSINESS SEGMENT INFORMATION
--------------------------------------

As of June 30, 2003, the Company has three segments, LCOA, LCF and ECC, each of which operates in a single line of business. Also see Note 1, Organization and
Note 13, Legal Proceedings.

                                                                                          Consolidated
                                              LCOA             LFC             ECC            Total
                                          ------------    ------------    ------------    ------------

         Revenues
           2003                           $  1,891,000    $         --    $         --    $  1,891,000
           2002                           $  2,052,000              --          54,000       2,106,000

         Operating  Loss
           2003                             (1,029,000)       (112,000)       (362,000)     (1,503,000)
           2002                             (1,272,000)             --        (346,000)     (1,618,000)

         Segment Assets
           2003                                521,000              --         499,000       1,020,000
           2002                                743,000              --       1,381,000       2,124,000

         Depreciation and Amortization
           2003                                134,000              --          83,000         217,000
           2002                                134,000              --          48,000         182,000


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

(a) Operating Lease Commitments
-------------------------------

At June 30, 2003, the Company had an operating lease commitment of approximately $634,000 relating to leased space for its corporate office, which lease expires February 2007.

Future annual lease payments under this non-cancelable operating lease are as follows:

                               Twelve Months
                              Ending June 30,
                           ---------------------

                                    2004             $ 165,000
                                    2005               173,000
                                    2006               180,000
                                    2007               116,000
                                                     ---------

                                                     $ 634,000
                                                     =========

Expense under operating lease contracts were approximately $134,000 for fiscal year 2003 and $157,000 for fiscal year 2002.

(b) Letter of Credit
--------------------

At June 30, 2003, the Company had a letter of credit totaling $40,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument. See Note 14. During fiscal year 2002, $18,000 of escrowed deposits relating to the office space lease was released upon the Company's move to its present location. The Company also negotiated the prepayment of a $27,000 capital lease on its telephone system equipment in fiscal year 2002. Escrowed funds, amounting to $52,000, that was securitizing a letter of credit on the equipment, were released and used to payoff the lease.

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

On July 1, 2002, LCOA, LCF, Legalclub.com, Inc., and ECC filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges that each Mr. Krouse and Mr. Samach breached the terms of their respective employment agreements. The complaint also alleges breach of contract against National Accident Insurance Consultants, Inc. In addition, it also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, the Court granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Court's directives. On October 4, 2002, the Company filed its Amended Complaint adding additional counts and parties. On October 21, 2002, all Defendants joined in filing a Motion to Dismiss and/or Compel Separate Statements. On February 6, 2003, both Mr. Krouse and Mr. Samach filed actions against LCOA and Brett Merl alleging breach of employment agreement, breach of note, fraud and negligent representation arising from the same operative facts as the aforementioned lawsuit. LCOA and Mr. Merl deny the allegations of the complaint, believe the complaint is without merit and will vigorously defend the same. On April 10,

2003 the parties attended a court ordered mediation that was conducted by the Honorable Gerard Mager (retired). However, the mediation failed to produce settlement. Additionally, on April 10, 2003 the Court entered an order denying the defendants' Motion to Dismiss as to twenty-three (23) of the forty-five (45) counts, granted the Motion without prejudice with leave to amend as to fourteen
(14) counts, and granted the Motion with prejudice. All motions for rehearing and clarification regarding the eight (8) counts dismissed with prejudice have been denied. LCOA intends to appeal the dismissal at the appropriate time. On July 7, 2003 LCOA filed a forty-four (44) count Second Amended Complaint, which encompassed all previous counts except those dismissed with prejudice by the Court. On August 4, 2003 the Defendants filed their Answer, Affirmative Defenses and Counterclaims to the Second Amended Complaint. The Counterclaims essentially restate those that were subject to the pending Motion to Dismiss. On August 5, 2003 the Court entered an order dismissing all counts of Mr. Samach's Counterclaim with prejudice and dismissing all four (4) counts of Mr. Krouse's Counterclaim, three (3) with prejudice. Accordingly, on September 8, 2003 LCOA filed a Motion to Strike the Counterclaims and Affirmative Defenses that the Court previously dismissed with prejudice. The motion is set for hearing on September 24, 2003. Additionally, LCOA answered the remaining count of the Counterclaim and replied to the Affirmative Defenses on September 8, 2003. Discovery is ongoing. The matter will be set for trial upon resolution of the Motion to Strike.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.


NOTE 14 - SUBSEQUENT EVENTS
---------------------------

In July 2003, the letter of credit associated with the Company's corporate office space lease was reduced to $15,000 and $25,000 of the deposits held in escrow were released. These funds were used to payoff operating expenses due under the previous office space lease.

On July 25, 2003, the Company entered into a non-recourse agreement with a finance company, to finance personal computers, allowing for automatic payroll deduction as the payment methodology. The Company, through its PeoplesChoice platform, anticipates using its distribution channels, including its network of independent LCOA agents to be able to provide computer systems in addition to its other products. The Company wishes to offer worksite employees quality personal computer products and services, and it is currently in negotiations with various name-brand computer manufacturers. However, there can be no assurance that the Company will be successful in negotiating an agreement with a name-brand computer manufacturer. Accordingly, the Company cannot determine at this time when, or if, this program will be launched during fiscal year 2004.

Item 8.  Changes In and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.


Item 8A. Controls and Procedures
         -----------------------

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission

Pursuant to Exchange Act Rule 13a-15, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this report on Form 10-KSB. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to ensure that the required information was disclosed on a timely basis in reports filed under the Securities Exchange Act.

The CEO and CFO have determined, based upon their most recent evaluation, that there have been no significant changes in the Company's internal controls that could significantly affect its internal controls and procedures subsequent to that evaluation


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The following table sets forth the names and positions held with respect to each Director and Executive Officer:

Name of Officer/Director       Positions with Company
----------------------------   -------------------------------------------------

Brett Merl..................   Chief Executive Officer and Chairman of the Board

Elvie Lamar Weber...........   Chief Financial Officer

Matt Cohen..................   Director

Don Frank...................   Director


Brett Merl, 41, has served as the Company's Chief Executive Officer and Chairman of the Board since October 1999. From January 1999 to October 1999, Mr. Merl served as our President, Chief Executive Officer and Director. From January 1997 to January 1999, he served as our Chief Executive Officer. From February 1996 to December 1996, served in various capacities for the Company. From December 1989 to January 1996, Mr. Merl was Vice President of Bernstein Zimmerman Financial, Inc., an insurance agency specializing in group benefits and pension planning. Mr. Merl holds a B.S. degree in Marketing from Long Island University.

Elvie Lamar Weber, CPA, 58, has served as the Company's Chief Financial Officer since January 2002. From November 1999 to December 2001, Ms. Weber served as the Company's Controller. From September 1995 to October 1999, Ms. Weber was a senior financial analyst for Knight Ridder, Inc., the second-largest newspaper publisher in the nation. From 1990 to August 1995, Ms. Weber served as vice president-financial reporting for American Savings of Florida, FSB, a federal savings bank. Ms. Weber is a Certified Public Accountant and holds an M.A. degree in Management from Central Michigan University and a B.B.A., Accounting degree from the University of Miami.

Matt Cohen, 45, has served as a Director since September 1999 and became a member of the Audit and Compensation Committees of the Company's Board of Directors in December 2000. Mr. Cohen became Chairman of the Audit and Compensation Committees in August 2001. Mr. Cohen has been the chief financial officer of Mark Fore & Strike Holdings, Inc., an apparel retailer, since February 2003. From July 2002 until February 2003, Mr. Cohen served as chief financial officer for Life Imaging Corporation, a provider of diagnostic services. From September 1999 until June 2002, Mr. Cohen was chief financial officer for Interactive Technologies.com, Inc., a benefit and services company. From July 1997 to August 1999, Mr. Cohen served as the Company's Chief Financial Officer. From 1988 until July 1997, Mr. Cohen served as vice president and chief financial officer of Standard Brands of America, a retailer of consumer electronics and appliances. Mr. Cohen also serves on the Board of Directors of Interactive Technologies.com Ltd. Mr. Cohen has a B.B.A. degree in Accounting from New Platz State University.

Don Frank, 67, has served as Director since February 2003. Mr. Frank has been Chairman of the Board of the National Employers Council, Inc., since 1975. Mr. Frank also serves on the Board of Directors of EzPay, Inc., the Unemployment Tax Council, Inc. and the North American Leasing Council, Inc. Mr. Frank has a B.S. from the University of Rochester.

The Company's Bylaws provide that the Directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The Company did not hold an annual meeting of shareholders for fiscal years 2001 and 2002. The Company intends to have an annual meeting of shareholders for fiscal year 2003.

Director Compensation

Non-employee directors will receive warrants to purchase 5,000 shares of the Company's Common Stock for each of the Board of Directors or committee meetings attended, effective July 1, 2003. Such warrants shall have an exercise price equal to the fair market value of the Common Stock as of the date of grant. Additionally, the Company reimburses non-employee directors for travel and other related expenses incurred in connection with their attendance at such meetings. Non-employee directors are eligible to receive options under the Company's 1997 Stock Option Plan. Employee directors do not receive any compensation for serving as a member of the Company's Board of Directors.


         Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires that the Company's executive officers, directors and persons owning ten percent or more of its Common Stock file reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission (SEC) and furnish the Company with copies of such reports. To the Company's knowledge, based solely on its review of the copies furnished to the Company and written or oral representations that no other reports were required, the Company believes that its director and executive officers complied during fiscal 2003 with the reporting requirements of Section 16 (a) of the Securities and Exchange Act of 1934, with the exception of Elvie Lamar Weber, the Company's Chief Financial Officer, who filed late with respect to the Statement of Changes in Beneficial Ownership and Don Frank, Director, who filed late with respect to the Initial Statement of Beneficial Ownership. The report for Ms. Lamar Weber was filed with the Securities and Exchange Commission on November 19, 2002 and the report for Mr. Frank was filed on September 26, 2003. The late filings were due to administrative oversight.


Item 10. Executive Compensation
         ----------------------

The following table sets forth a three-year history of the annual and long-term compensation awarded to, earned by or paid by the Company to each person serving as Chief Executive Officer during the year ended June 30, 2003, and executive officers who received compensation of at least $100,000 during fiscal 2003, 2002 and 2001.

Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------------
                                          Annual Compensation                       Long-term Compensation
                             -----------------------------------------------------------------------------------
                                                                                      Awards             Payouts
                                                                             -----------------------------------

      Name and                                                  Other        Restricted    Securities
      Principal                                                 Annual         Stock       Underlying      LTIP       All Other
      Position        Year       Salary          Bonus       Compensation     Award(s)    Options/SARs   Payouts   Compensation ($)
         (a)           (b)      ($) (c)         ($) (d)        ($) (e)        ($) (f)        (g) (8)     ($) (h)        (i) (7)
-----------------------------------------------------------------------------------------------------------------------------------
 Brett Merl,
 Chairman of the
 Board and Chief      2003   $ 288,750 (2)   $      --       $   9,000 (6)    $      --             --        --       $      --
 Executive
 Officer
-----------------------------------------------------------------------------------------------------------------------------------
                      2002     262,500 (3)          --           9,000               --             --        --              --
-----------------------------------------------------------------------------------------------------------------------------------
                      2001     237,500 (4)     245,490 (5)       9,000               --        350,000        --           1,662
-----------------------------------------------------------------------------------------------------------------------------------
 Elvie Lamar Weber,
 Chief Financial      2003     141,750 (2)          --           7,800 (6)           --      1,000,000        --              --
 Officer (1)
-----------------------------------------------------------------------------------------------------------------------------------

                      2002     117,500 (3)          --           7,800               --             --        --              --
-----------------------------------------------------------------------------------------------------------------------------------

                      2001      92,833 (4)      35,719 (5)       3,300               --        150,000        --              --
-----------------------------------------------------------------------------------------------------------------------------------

--------------------
(1) Elvie Lamar Weber began serving as the Company's Chief Financial Officer on January 1, 2002.
(2) Includes compensation for Brett Merl and Elvie Lamar Weber of $91,691 and $30,404, respectively, voluntarily deferred due to insufficient working capital.
(3) Includes compensation for Brett Merl and Elvie Lamar Weber of $94,038 and $10,750, respectively, voluntarily deferred due to insufficient working capital.
(4) Includes compensation for Brett Merl and Elvie Lamar Weber of $87,500 and $14,333, respectively, voluntarily deferred due to insufficient working capital.
(5) Bonuses voluntarily deferred by the named executives due to insufficient working capital.
(6) Includes other compensation in the form of car allowance for Brett Merl and Elvie Lamar Weber of $346 and $300, respectively, voluntarily deferred due to insufficient working capital.
(7) Represents amount contributed to the account of the named executive officer under the Company's 401(k) Plan.
(8) On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl the Chief Executive Officer and Elvie Lamar Weber the Chief Financial Officer, in lieu of voluntarily deferred compensation due to them for fiscal years 2000, 2001, 2002 and 2003. See
     Item 11. Security Ownership of Certain Beneficial Owners and Management, Executive Employment and Severance Agreements.


Long-Term Incentive Program

The Company's long-term incentive program consists of its 1997 Employee Stock Option Plan. Under the terms of the Plan the Compensation Committee of the Company's Board of Directors may grant executive officers and other key employees incentive options to purchase shares of the Company's Common Stock at the fair value at the option grant date. The Compensation Committee may, from time to time, also grant executive officers and other key employees non-qualified options to purchase shares of the Company's Common Stock. As of the date hereof, there are options outstanding under the 1997 Employee Stock Option Plan to acquire 1,871,754 shares of Common Stock, at a weighted average price of $0.61 per share, and non-qualified options to acquire 2,000,000 shares of Common Stock at a weighted average price of $0.04 per share.


Option Grants in Last Fiscal Year

The following sets forth options granted to executive officers during fiscal year ended June 30 2003.

----------------------------------------------------------------------------------------------------
                        Number of      % of Total Options
                        Securities          Granted to
                        Underlying     Employees in Fiscal   Exercise or Base
       Name          Options Granted         Year (1)         Price ($ / Sh.)   Expiration Date (2)

                          # (1)
----------------------------------------------------------------------------------------------------
 Brett Merl                    --               --                $   --                   --
----------------------------------------------------------------------------------------------------
 Elvie Lamar Weber      1,000,000             34.5                  0.05              9/30/07
----------------------------------------------------------------------------------------------------

--------------------
(1) Percentages are based upon the total number of options of the Company's Common Stock granted during the fiscal year ended June 30, 2003.
(2) The options have a term of five years and vest over a period of two years as follows: 200,000 options became exercisable on the date of grant; 300,000 options became exercisable January 1, 2003; and 500,000 options become exercisable on January 1, 2004.


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding options exercised in fiscal year 2003 by the executive officers named in the Summary Compensation Table, as well as the number of unexercised options held by the named executive officers on June 30, 2003.

-------------------------------------------------------------------------------------------------
                                                   Number of Securities     Value of Unexercised
                                                  Underlying Unexercised    In-the-Money Options
                                                  Options at Year-End (#)    at Year-End ($) (1)

-------------------------------------------------------------------------------------------------
       Name          Shares Acquired     Value         Exercisable/              Exercisable/
                       on Exercise     Realized       Unexercisable             Unexercisable
                           (#)            ($)

-------------------------------------------------------------------------------------------------
 Brett Merl                --             --         315,423/ 116,667                (1)
-------------------------------------------------------------------------------------------------
 Elvie Lamar Weber         --             --         700,000/ 550,000                (1)
-------------------------------------------------------------------------------------------------

--------------------
(1) The year-end values represent the difference between (a) the fair market value of the Company's Common Stock underlying the options at June 30, 2003 (bid price of $0.05) and (b) the exercise prices of the options. "In-the-money" means that the fair market value of the underlying stock is greater than the option's exercise price on the valuation date, June 30, 2003. No options were in the money at June 30, 2003.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table sets forth, as of August 31, 2003, the beneficial ownership of the Company's Common Stock by Directors, by each of the executive officers named in the Summary Compensation Table and all executive officers and directors as a group, and by each person known by the Company to be the beneficial owner of five percent or more of each class of our Common Stock. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

See following page.

                                                                Number of Shares
                                                        Beneficially Owned of Designated            Percentage
         Directors and Executive Officers                           Class(1)                 Ownership of Class(1)(2)
---------------------------------------------------    ----------------------------------    ------------------------

Brett Merl, Chairman, Chief Executive Officer and      2,393,555 shares Common Stock (3)               7.0%
Director
8551 W. Sunrise Blvd., Suite 105
Plantation, FL 33322

Elvie Lamar Weber, Chief Financial Officer             750,000 shares of Common Stock (4)              2.2%
8551 W. Sunrise Blvd., Suite 105
Plantation, FL. 33322

Matt Cohen, Director                                   92,164 shares Common Stock (5)                  0.3%
1918 Corporate Drive
Boynton Beach, FL 33726

Don Frank, Director                                    52,000 shares Common Stock                      0.2%
241 West Fayette Street
Syracuse, NY  13202

All Executive Officers and Directors as a group - 4    3,287,719 shares Common Stock                   9.6%
persons


              Other Beneficial Owners
---------------------------------------------------

Walter Villeger                                        2,500,000 shares Common Stock                   7.3%
Hurdnerstr. 10
Postfach 1474
CH-8640 Hurden,
Switzerland

Storie Partners L.P.
c/o Howard, Rice, Newmerovski, Canady, Falk &          1,766,667 shares Common Stock                   5.2%
Rabkin
Three Embarcadero, 7th Floor,
San Francisco, CA 94111-4065

--------------------------------------------------------------------------------

     (1) Includes the amount of Common Stock the beneficial owner has the right to acquire within 60 days from options, warrants or similar rights.

     (2) Calculation of total number of shares of outstanding Common Stock of the Company is made on the basis of an assumed conversion or exercise of all instruments exercisable to purchase or convertible into Common Stock within 60 days, that are held by the Company's directors, officers, and 10% or more stockholders, including the Series C Redeemable Convertible Preferred Stock, and the Convertible Note.

     (3) Includes 432,090 common shares issuable upon the exercise of vested options.

     (4) Represents the right to acquire 750,000 common shares issuable upon the exercise of vested options. Excludes 500,000 options, which are currently unexercisable.

     (5) Includes the right to acquire 67,164 common shares issuable upon the exercise of vested options, and 25,000 warrants for Common Stock.


Executive Employment and Severance Agreements

The Company entered into an employment agreement with Brett Merl, effective as of July 1, 1997, that provides for him to serve as the Company's Chief Executive Officer. In December 2000, the Compensation Committee of the Board of Directors approved an amendment to the employment agreement, effective January 1, 2001. The employment agreement, as amended, has a term of three years, with an initial annual base salary of $250,000, thereafter to be increased annually by 10% of his base salary. Under the employment agreement, Mr. Merl also receives all standard Company employee benefits, including participation in the Company's stock option plan. The agreement also provides for participation in the Company's executive bonus plan, as approved by the Board of Directors. In the event of the termination of Mr. Merl's employment without "cause", as the term is defined in his agreement, he will be entitled to receive salary for three years, including earned and unpaid compensation deferred through the date of termination, health and dental benefits for one year following termination and a pro-rata portion of any annual bonus with respect to the fiscal year in which such termination occurs. In the event the termination is due to a "change in control", as defined in the agreement, Mr. Merl is entitled to receive a lump sum cash payment equal to three times his annual salary, and employee benefits coverage for a period of one year, he is also entitled to the same settlement if after the change in control the Company terminates Mr. Merl's employment or he resigns, within 180 days of the effective change in control, because of reduction in his position, salary or benefits.

The Company entered into an employment agreement with Elvie Lamar Weber, effective as of January 1, 2002, that provides for her to serve as the Company's Chief Financial Officer, as approved by the Company's Board of Directors. The employment agreement has a term of three years, with an initial annual base salary of $135,000, thereafter to be increased annually by 10% of base salary. The agreement also provides that effective with the filing of the Company's Form 10-KSB for the year ended June 30, 2002, Ms. Weber was to receive a grant of options to purchase 1.0 million shares of the Company's Common Stock with the following vesting schedule: 200,000 options upon the filing of the Company's Form 10-KSB for the year ended June 30, 2002; 300,000 options one year from the effective date of the employment agreement, January 1, 2003; and 500,000 options two years from the effective date of the employment agreement. Ms. Weber also receives all standard Company employee benefits, including participation in the Company's stock option plan. The agreement also provides for participation in the Company's executive bonus plan, as approved by the Board of Directors. In the event of the termination of Ms. Weber's employment without "cause", as the term is defined in her agreement, she will be entitled to receive (i) the greater of salary for 6 months or the amount due under the remainder of the then current year's contract, including earned and unpaid compensation deferred through the date of termination, (ii) health and dental benefits for one year following termination, (iii) a pro-rata portion of any annual bonus with respect to the fiscal year in which such termination occurs (iv) and immediate vesting of all stock options granted through date of termination. In the event the termination is due to a "change in control", as defined in the agreement, Ms. Weber is entitled to receive a lump sum cash payment equal to one times her annual salary, and employee benefits coverage for a period of one year, if after the change in control the Company terminates Ms. Weber's employment.

On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl the Chief Executive Officer and Elvie Lamar Weber the Chief Financial Officer, in lieu of voluntarily deferred compensation due to them for fiscal years 2000, 2001, 2002 and 2003. The executive officers have agreed to receive options in lieu of previously earned compensation as a result of the Company's cash position. Through June 30, 2003, amounts accrued, including amounts being deferred in fiscal 2003, and due to the Chief Executive Officer and the Chief Financial Officer amounted to $518,000 and $92,000, respectively. Pursuant to accounting rules governing such options, the grant and measurement dates will not occur until the shareholders approve the option issuances. The actual number of options to be issued will depend on the fair value of the Company's stock at the time of shareholder approval. The Chief Executive Officer's options will be exercisable at 110% of the fair value of the Company's stock at the grant and measurement date, and the Chief Financial Officer's options will be exercisable at the fair value of the Company's stock at the grant and measurement date. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval. The Company intends to seek shareholders approval of the 2002 Stock Option Plan, as well as the above-described issuances.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

On December 16, 1997, Brett Merl subscribed for and was issued Company Common Stock in exchange for a promissory note in the principal amount of $132,000. On June 30, 1999, Mr. Merl assumed the $132,000 promissory note from another shareholder, along with the associated ownership of the Common Stock. These notes have an annual interest rate of 6.0% and are due December 31, 2003, with the interest accrued thereon due December 31, 2010.

On December 16, 1997, Jason Krouse, a former executive officer and director, subscribed for and was issued Company Common Stock in exchange for a $132,000 promissory note, with an annual interest rate of 6%. The note is due December 31, 2003, with the interest accrued thereon due December 31, 2010. Mr. Krouse extended the Company a loan on October 27, 1999, in the amount of $50,000, bearing interest at a rate of 7% per annum and maturing on April 26, 2000. At June 30, 2003, $34,000 was outstanding on the loan.


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

3(i)c. Articles of Amendment to Articles of Incorporation of Legal Club of America Corporation, dated December 31, 2002, are incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 2002, filed February 14, 2003.

3(ii) Amended and Restated By-laws of Legal Club of America Corporation, dated March 1, 1999, are incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

4(a) 1997 Stock Option Plan, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

4(b) Form of Warrants, incorporated by reference to the Company's Form 10-SB filed November 18, 1999.

10(a) Employment Agreement for Elvie Lamar Weber, Effective as of January 1, 2002, incorporated by reference to the Company's Form 10-KSB filed September 30, 2002.

10(b) Second Amendment to Lease Agreement dated September 2001 with ACP Office I LLC, incorporated by reference to the Company's Form 10-KSB filed September 30, 2002.

10(c) Marketing Agreement with Protective Life Insurance Corporation, incorporated by reference to the Company's Form 10-SB filed November 18, 1999

10(d) Lease Agreement, September 2001 with ACP Office I LLC, is incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2001, filed October 9, 2001

11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 7. Financial Statements, Note 10. Net Loss per Common Share.

21       Subsidiaries of the Small business issuer, is filed herein.

31(a) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)    Audit Committee Charter

99(b)    Code of Business Ethics


(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEGAL CLUB OF AMERICA CORPORATION


Dated: September 26, 2003              By: /s/ BRETT MERL
                                           ------------------------------------
                                           Brett Merl
                                           Chairman and Chief Executive Officer



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated


Dated: September 26, 2003              By: /s/ BRETT MERL
                                           ------------------------------------
                                           Brett Merl
                                           Chairman and Chief Executive Officer


Dated: September 26, 2003              By: /s/ ELVIE LAMAR WEBER
                                           ------------------------------------
                                           Elvie Lamar Weber, Chief Financial
                                           Officer (Chief Accounting Officer)


Dated: September 26, 2003              By: /s/ MATT COHEN
                                           ------------------------------------
                                           Matt Cohen, Director


Dated: September 26, 2003              By: /s/ DON FRANK
                                           ------------------------------------
                                           Don Frank, Director

                           Exhibits Table of Contents
                           --------------------------


Exhibit No.       Description
-----------       -----------


   21             Subsidiaries of Small business issuer
   31(a)          Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
   31(b)          Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
   32(a)          Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
   32(b)          Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
   99(a)          Audit Committee Charter
   99(b)          Code of Business Ethics