Form 10QSB
period 2003-09-30
LEGAL CLUB OF AMERICA CORP
filed 2003-11-14
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                    ---------


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

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

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001par value, 26,507,755 shares outstanding as of November 12, 2003.

Transitional Small Business Disclosure Format

Yes [ ]    No [X]

                        LEGAL CLUB OF AMERICA CORPORATION


                                   FORM 10-QSB


                                Table of Contents
                                -----------------



                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements  (Unaudited)
             Consolidated Balance Sheets.......................................1
             Consolidated Statements of  Operations............................2
             Consolidated Statements of Cash Flows.............................3
             Notes to Consolidated Financial Statements.....................4-14

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................15-21

   Item 3. Controls and Procedures............................................21



PART II    OTHER INFORMATION

   Item 1. Legal Proceedings..................................................22
   Item 3. Defaults Upon Senior Securities....................................22
   Item 6. Exhibits and Reports on Form 8-K...................................22

   Signatures.................................................................24

   Exhibits...................................................................25

PART I.  FINANCIAL INFORMATION

ITEM. 1  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND JUNE 30, 2003


                                                                   September 30,     June 30,
                                                                       2003            2003
                                                                   ------------    ------------
                                                                    (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                        $     69,000    $     54,000
  Restricted cash                                                        15,000          40,000
  Accounts receivable, net of allowance for doubtful accounts of
    $564,000 at September 30, 2003 and $533,000 at June 30, 2003        420,000         639,000
  Other assets                                                           55,000          57,000
                                                                   ------------    ------------

        TOTAL CURRENT ASSETS                                            559,000         790,000

LONG-TERM ASSETS:
  Property and equipment, net                                           168,000         219,000
  Other assets                                                            6,000          11,000
                                                                   ------------    ------------
        TOTAL                                                      $    733,000    $  1,020,000
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                 $    624,000    $    633,000
  Accrued compensation and related expenses                             621,000         582,000
  Accrued bonus                                                         299,000         299,000
  Current portion of long-term debt and capital leases                2,725,000       2,773,000
  Interest payable                                                    1,281,000       1,196,000
  Other accrued expenses and liabilities                                139,000         153,000
                                                                   ------------    ------------

        TOTAL CURRENT LIABILITIES                                     5,689,000       5,636,000

  Long term debt and capital leases, less current portion                65,000              --
                                                                   ------------    ------------
                                                                      5,754,000       5,636,000
  Shares subject to mandatory redemption                                261,000         259,000
                                                                   ------------    ------------

TOTAL LIABILITIES                                                     6,015,000       5,895,000
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
    26,507,755 shares issued and outstanding at September 30 and
    June 30, 2003                                                         3,000           3,000
  Additional paid-in capital                                         12,463,000      12,463,000
  Deficit                                                           (17,214,000)    (16,813,000)
  Stock subscriptions, including interest receivable                   (534,000)       (528,000)
                                                                   ------------    ------------
        STOCKHOLDERS' DEFICIT, NET                                   (5,282,000)     (4,875,000)
                                                                   ------------    ------------
        TOTAL                                                      $    733,000    $  1,020,000
                                                                   ============    ============



See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)


                                                           2003            2002
                                                       ------------    ------------

REVENUES:
   Membership fee income
      Worksites and consumers                          $    322,000    $    414,000
      Direct marketing                                       72,000          17,000
      Affinity                                               37,000          28,000
   Commission income                                          5,000              --
                                                       ------------    ------------
      TOTAL REVENUES                                        436,000         459,000
                                                       ------------    ------------

COSTS AND OPERATING EXPENSES:
   Compensation and employee benefits                       380,000         360,000
   Commissions                                               99,000          98,000
   Advertising and marketing                                  6,000          30,000
   Professional fees                                         86,000          65,000
   Office, administrative, and general                       55,000          79,000
   Occupancy                                                 38,000          40,000
   Provision for credit losses                               32,000          98,000
   Depreciation and amortization                             55,000          54,000
                                                       ------------    ------------

      TOTAL COSTS AND OPERATING EXPENSES                    751,000         824,000
                                                       ------------    ------------

      LOSS FROM OPERATIONS                                 (315,000)       (365,000)
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                           29,000          58,000
   Elimination of accrued expense to related parties             --          97,000
                                                       ------------    ------------
Total other income                                           29,000         155,000
                                                       ------------    ------------

   Interest expense and other finance charges              (115,000)       (127,000)
                                                       ------------    ------------
Total other expense                                        (115,000)       (127,000)
                                                       ------------    ------------

      OTHER, NET                                            (86,000)         28,000
                                                       ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                             (401,000)       (337,000)
INCOME TAX BENEFIT                                               --              --
                                                       ------------    ------------

      NET LOSS                                         $   (401,000)   $   (337,000)
                                                       ============    ============


LOSS PER COMMON SHARE:
   Basic and Diluted                                   $      (0.02)   $      (0.01)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic and Diluted                                     26,507,755      24,518,668
                                                       ============    ============



See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)


                                                                                     2003          2002
                                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $ (401,000)   $ (337,000)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation and amortization                                                     55,000        54,000
    Provision for doubtful accounts                                                   32,000        98,000
    Amortization of debt discount                                                         --         7,000
    Amortization of present value on shares subject to redemption                      2,000            --
    Interest due from shareholders                                                    (6,000)       (6,000)
    Elimination of accrued expense to related parties                                     --       (97,000)
    Warrants issued for services                                                          --        22,000
    Changes in certain assets and liabilities:
      Accounts receivable                                                            188,000       121,000
      Other assets                                                                     7,000       (42,000)
      Accounts payable                                                                (9,000)      (65,000)
      Accrued compensation and related expenses                                       39,000        18,000
      Interest payable                                                               106,000       113,000
      Other accrued expenses and liabilities                                         (14,000)           --
                                                                                  ----------    ----------

        NET CASH (USED IN) OPERATING ACTIVITIES                                       (1,000)     (114,000)
                                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITY:
  Purchase of property and equipment                                                  (4,000)       (2,000)
                                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and capital leases                                     (5,000)      (13,000)
  Restricted cash                                                                     25,000            --
                                                                                  ----------    ----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           20,000       (13,000)
                                                                                  ----------    ----------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          15,000      (129,000)

CASH AND CASH EQUIVALENTS, beginning of period                                        54,000       227,000
                                                                                  ----------    ----------

CASH AND CASH EQUIVALENTS, end of period                                          $   69,000    $   98,000
                                                                                  ==========    ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $       --    $    1,000
                                                                                  ==========    ==========
    Income taxes                                                                  $       --    $       --
                                                                                  ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  None


See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Legal Club of America Corporation has three operating subsidiaries, Legal Club of America ("LCOA"), Legal Club Financial Corp., d/b/a PeoplesChoice(R)("LCF" or "PeoplesChoice") and Einstein Computer Corp. ("ECC"). Legal Club of America Corporation and its subsidiaries are collectively referred to as the "Company".

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

PeoplesChoice began to broker business to insurance carrier associates during the June 2002 quarter, by securing agent of record letters ("AOR"). The AOR letters provide the Company exclusive access to employers that wish to provide their employees with voluntary benefits including LCOA products. LCF, a licensed insurance agency, is responsible for interviewing and selecting suitable insurance carriers, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes for the employer groups. After the interview process is completed, PeoplesChoice awards the employer group to one of its insurance carrier associates, who in turn award the employer group to an agent suitable for the enrollment process required. The PeoplesChoice voluntary product platform includes the carrier's products as well as the Company's legal product and other products made available as voluntary benefits.

ECC was formed in 2000 for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., see Note 9. In September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by MicronPC was to finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. There were no sales under this program because the program did not afford the employees the benefit of purchasing personal computers through payroll deduction. Accordingly, the agreement with MicronPC was terminated during fiscal year 2003. On July 25, 2003, the Company entered into a non-recourse agreement with a finance company, to finance personal computers, allowing for automatic payroll deduction as the payment methodology. The Company, through its PeoplesChoice platform, anticipates using its distribution channels, including its network of independent LCOA agents to be able to provide computer systems in addition to its other products. The Company wishes to offer employees quality personal computer products and services, and it is currently in negotiations with various name-brand computer manufacturers. However, there can be no assurance that the Company will be successful in negotiating an agreement with a name-brand computer manufacturer. Accordingly, the Company cannot determine at this time when, or if, this program will be launched during fiscal year 2004.

Going Concern Considerations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception and has funded operations through investor capital and through revenues from operations. The Company has yet to generate sufficient revenues from its operating activities to cover its recurring expenses. However, the Company has implemented new sales initiatives, undertaken cost reduction programs, and begun implementing debt-restructuring strategies. The Company is in default with respect to certain of its debt agreements and management has been actively working to resolve these issues. Management recognizes that the Company must attain profitable operations or obtain additional capital resources to enable it to continue in business. Management plans to obtain operating capital through revenue growth, to continue with expense reductions, and will also consider obtaining additional capital through the sale and issuance of equity and debt securities, if necessary. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's generating additional operating capital and ultimately reaching profitable operations. No assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the Company's financial condition and results of operations would be materially adversely affected.


Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, filed with the SEC on September 29, 2003. The consolidated financial statements as of and for the periods ended September 30, 2003 and 2002 included herein are unaudited and have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews. The report of the Company's independent public accountant is included as part of this filing. Operating results for the three months ended September 30, 2003, are not necessarily indicative of the results expected for the year ending June 30, 2004. See "Going Concern Considerations", above.

Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At times, cash balances may be held at financial institutions in excess of federally insured limits.

Restricted Cash. At June 30, 2003, the Company had escrow deposits of $40,000 as collateral on an outstanding letter of credit relating to the Company's corporate office space lease. The letter of credit has a one-year renewable term. The funds are invested in a certificate of deposit and have been classified on the balance sheet as restricted cash. In July 2003, the letter of credit was reduced to $15,000, and $25,000 of the deposits held in escrow were released. These funds were used to payoff operating expenses due under the previous office space lease.

Revenue Recognition and Credit Risks. LCOA membership revenue from services provided to employees at the worksite is recognized in the period services are provided to the employees in these groups. A reserve is provided for management's estimate of uncollectible fees from employees. LCOA revenues from all other customer-based services are recognized in the period the services are provided.

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. At September 30, 2003, the remaining average life of the portfolio was approximately 6 months. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible.

Income Taxes. The Company has tax net operating losses carryforwards (NOLs) of approximately $14,380,000 expiring beginning 2011. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

Earnings (Loss) Per Share. SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or Common Stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and Common Stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. At September 30, 2003 the Company's common equivalent shares include stock options, warrants and a convertible note. During the year ended June 30, 2003 all remaining Series A and Series B convertible preferred stock were converted to Common Stock. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations. See Note 6.

Weighted average number of shares used to compute basic and diluted loss per share in this financial statement is the same for all periods presented since the effect of dilutive securities is anti-dilutive.

Stock Based Compensation. The Company accounts for its employee stock based compensation plan under the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and discloses the general and pro-forma financial information required by SFAS No. 123, "Accounting for Stock-Based Compensation". For transactions with other than employees, in which services were performed in exchange for stock, the transactions are recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever is more readily measurable.

In accordance with SFAS 148, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the three months ended September 30, 2003 and 2002:

See following page.

                                                                         2003          2002
                                                                      ----------    ----------

         Net loss, as reported                                        $ (401,000)   $ (337,000)

         Add: Stock-based employee compensation expense included
         in net loss, net of related tax effects                              --            --

         Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards, net of
         related tax effects                                              (6,000)       (5,000)
                                                                      ----------    ----------

         Net loss, pro-forma                                          $ (407,000)   $ (342,000)
                                                                      ==========    ==========

         Loss per share:
         Basic and diluted loss per share, as reported                $    (0.02)   $    (0.01)
                                                                      ==========    ==========

         Basic and diluted net loss per share, pro-forma              $    (0.02)   $    (0.01)
                                                                      ==========    ==========


See Note 6 for additional stock option information.

Statement of Comprehensive Income. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". A statement of comprehensive income is not included in the financial statements, as the Company has no items of other comprehensive income.

Segment Reporting. The Company has adopted SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments. Under SFAS No. 131, the Company's operations are defined as consisting of three operating segments. See Note 8.

Recent Accounting Pronouncement. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer will have to be classified as a liability. This SFAS is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of the SFAS, transition will be reported as the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute, as required by the SFAS. Effective July 1, 2003, the Company adopted SFAS No. 150. Adoption of this SFAS does not impact the Company's results of operations or cash flows; the Company's financial position will be impacted based on the reclassification of the Series C redeemable convertible preferred stock to liabilities. See Note 5.

Reclassification. Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation.


NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following at September 30 and June 30, 2003:

See following page.

                                               September 30,     June 30,
                                                   2003            2003
                                               ------------    ------------
         Current
            Accounts receivable                $    984,000    $  1,172,000
            Allowance for doubtful accounts        (564,000)       (533,000)
                                               ------------    ------------
                                               $    420,000    $    639,000
                                               ============    ============

         Long-term
            Accounts receivable                          --              --
            Allowance for doubtful accounts              --              --
                                               ------------    ------------
                                               $         --    $         --
                                               ============    ============

At September 30, 2003, the Company's accounts receivable were comprised of $150,000 relating to LCOA memberships and $834,000 relating to sales of Gateway personal computers by ECC. At June 30, 2003, the Company's accounts receivable were comprised of $182,000 relating to LCOA memberships and $990,000 relating to sales of personal computers by ECC.

In September 2000, ECC entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway through ECC's distribution channels to employees at the worksites. In February 2001, Gateway ended its relationship with the Company, and ECC was forced to abandon its payroll deduction program. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. ECC's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 4 and 9.


NOTE 3 - OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following at September 30 and June 30, 2003:

                                                    September 30,    June 30,
                                                        2003           2003
                                                    ------------   ------------

         Accrued rent                               $     49,000   $     52,000
         Accrued sales tax                                59,000         59,000
         Accrued commissions                              30,000         35,000
         Other                                             1,000          7,000
                                                    ------------   ------------

         Total accrued and other liabilities        $    139,000   $    153,000
                                                    ============   ============

NOTE 4 - LONG-TERM OBLIGATIONS

At September 30 and June 30, 2003, long-term debt and capital leases consisted of the following:

                                                                               September 30,    June 30,
                                                                                   2003           2003
                                                                               ------------   ------------
Term loans with various original maturity dates through 1998. Interest rates range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest only is payable monthly during the
terms of the loans                                                             $    116,000   $    116,000

Term loans from a shareholder with interest rates of 9% and 12%, with
original maturity dates on or before July 2000                                           --         40,000

Capital leases, with imputed interest rate of 9%, maturing July 2003                     --          2,000

Term loan from a shareholder bearing interest at 7%, originally due April
2000                                                                                 34,000         34,000

Note agreement discounted at 4.75%, payable in monthly installments
through February 2004                                                                 5,000          8,000

Note and Security Agreement bearing interest at 15.5%, originally due
September 2003                                                                    2,545,000      2,545,000

12% Convertible Notes originally due December 2002                                   25,000         25,000

Notes refinanced during fiscal year 2004:

     6% Term loans from a shareholder, maturing August 31, 2005                      65,000          3,000

                                                                               ------------   ------------
          Total long-term obligations                                             2,790,000      2,773,000
               Less: Current portion                                              2,725,000      2,773,000
                                                                               ------------   ------------

               Long-term obligations                                           $     65,000   $         --
                                                                               ============   ============

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its subsidiary ECC. This Note matured on September 24, 2003 and bore interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement were collateralized by ECC's accounts receivable. Payments under this Note were to be made to Gateway from the monthly installment payments collected on ECC's accounts receivable. Proceeds were to be applied first to interest due on the Note and then to principal. The Company is presently in litigation with Gateway regarding its prior business activities. The Company has asserted a common law right of set off against Gateway in this litigation and therefore payments on the Note have not been made and have not been escrowed. Discovery is still ongoing and it is too early in the litigation to form an opinion as to the likelihood of a favorable or unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. See Note 9.

On September 1, 2003, the Company refinanced $43,000 principal amount of Terms loans with annual interest rates of 9% to 12%, and $22,000 of related accrued interest. The refinanced Term loan, aggregating $65,000, has an annual interest rate of 6% and matures August 31, 2005.

During the quarter ended December 31, 2002, the Company's 12% Convertible Notes matured and $218,000 principal amount of the Notes and $32,000 in accrued interest, were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. See Note 5, Shares Subject to Mandatory Redemption. At September 30, 2003, one 12% Convertible Note for $25,000 remains outstanding. At the present time, the note holder has elected not to convert the Note to Series C stock.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans.

Interest expense for the three months ended September 30, 2003 and 2002 totaled $115,000 and $127,000, respectively.


NOTE 5 - SHARES SUBJECT TO MANDATORY REDEMPTION

During the quarter ended December 31, 2002, $250,000 of the Company's 12% Convertible Notes, including $32,000 of accrued interest, were converted into 100,184 shares of Series C stock at a conversion price of $2.50 per share.

The Series C stock is redeemable, in the event that the Company receives an infusion of capital, from any source, in excess of $250,000 provided that capital used for such redemption shall not exceed 15% of the proceeds received from such capital infusion. The shares are redeemable during 2003 at $2.60 per share, during 2004 at $2.76 per share and thereafter at $3.03 per share. For the three months ended September 30, 2003, the Company accreted $2,000 of the redemption price as interest expense.

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

As part of the conversion, a broker received a 10% fee in the form of shares of Series C stock. The broker has waived his rights to the redemption feature of the shares received. The value assigned to the 10,018 shares issued to such broker was $3,000, or $0.03 per Common Stock equivalent share, the fair value of the Common Stock on date of issuance. The broker's shares were valued based on the common share equivalent, as they do not have redemption rights.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer is to be classified as a liability. The Company's Series C stock meets the definition of liability under this SFAS, and accordingly, effective July 1, 2003, the Series C stock is being presented as "Shares subject to mandatory redemption" under liabilities. The transition was to be reported as the cumulative effect of a change in an accounting principle discounting the shares to fair value at July 1, 2003, as required by this SFAS. The Company analyzed the impact of this change in accounting principle and determined it did not have a material effect on the Company's results of operations, or cash flows. Accordingly, the Company did not record a cumulative change in accounting principle on its Consolidated Statement of Operations for the three months ended September 30, 2003. The Company's financial position is impacted only based on the reclassification of the Series C stock to liabilities.

NOTE 6 - NET LOSS PER COMMON SHARE

For the three months ended September 30, 2003 and 2002, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                                          2003           2002
                                                      ------------   ------------
         Common shares outstanding                      26,507,755     24,518,668

         Effect of weighting                                    --             --
                                                      ------------   ------------

         Weighted average common shares outstanding     26,507,755     24,518,668
                                                      ============   ============

Basic and diluted net loss per share for the three months ended September 30, 2003 and 2002, was calculated as follows:

                                                                 2003            2002
                                                             ------------    ------------
         Loss before non-recurring, non operating items      $   (401,000)   $   (434,000)

         Non-recurring, non-operating income (loss)                    --          97,000
                                                             ------------    ------------

         Net loss                                            $   (401,000)   $   (337,000)
                                                             ============    ============

         Basic and diluted loss per share from operations
                                                             $      (0.02)   $      (0.02)
         Basic and diluted loss per share - non-recurring,
         non-operating                                                 --            0.01
                                                             ------------    ------------

         Basic and diluted net loss per share                $      (0.02)   $      (0.01)
                                                             ============    ============
         Weighted average common shares outstanding
                                                               26,507,755      24,518,668
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

                                                        Outstanding                   Outstanding
                                           Weighted          At          Weighted          At
                                            Average     September 30,     Average     September 30,
                                           QTR 2003         2003         QTR 2002         2002
                                         ------------   ------------   ------------   ------------
  Common stock options                        500,000        500,000             --             --
  Series A convertible preferred stock             --             --      1,666,600      1,666,600
  Series B convertible preferred stock             --             --        216,000        216,000
  Convertible debt                            101,315        101,315        972,296        972,296
  Warrants relating to issuance of-
     Common stock                                  --             --             --             --
     Series B preferred                            --             --             --             --
     Convertible notes                             --             --             --             --
     Other                                    100,000        100,000        300,000        300,000

Options and warrants to purchase shares of common stock were excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on EPS calculations. Options to purchase 3,341,754 and 1,116,754 shares of common stock, with average exercise prices of $0.35 and $1.00 are excluded from the presentation above for the three months ended September 30, 2003 and 2002, respectively. Warrants to purchase 3,188,400 and 2,888,400 shares of common stock, with average exercise prices of $1.77 and $1.95 are excluded from the presentation above for the three months ended September 30, 2003 and 2002, respectively.


NOTE 7 - RELATED PARTY TRANSACTIONS

In July 2002, in conjunction with its current litigation (see Note 9), the Company took the position that no accrued compensation is due and owing two former executives of the Company. Accordingly, during the September 2002 quarter, the Company eliminated $97,000 of related accrued compensation.

On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl the Chief Executive Officer and Elvie Lamar Weber, the Chief Financial Officer, in lieu of voluntarily deferred compensation due to them for fiscal years 2000, through 2003 and 2004. Through September 30, 2003, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2003, and due to the Chief Executive Officer and the Chief Financial Officer amounted to $545,000 and $100,000, respectively. Pursuant to accounting rules governing such options, the grant and measurement dates will not occur until the Company's shareholders approve the option issuances. The actual number of options to be issued will depend on the fair value of the Company's stock at the time of shareholder approval. The Chief Executive Officer's options will be exercisable at 110% of the fair value of the Company's stock at the grant and measurement date, and the Chief Financial Officer's options will be exercisable at the fair value of the Company's stock at the grant and measurement date. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval.

In December 1997, the Company issued 1,200,000 shares of its Common Stock to three existing shareholders in exchange for subscription agreements totaling $396,000. The subscription agreements bear interest at 6%. On June 30, 1999, the subscription agreement of one of the shareholders was assumed by another shareholder, along with the ownership of the common shares, and the accrued interest obligation. Accrued interest due from the shareholders amounted to $138,000 and $114,000, respectively, at September 30, 2003 and 2002, with the balance due from shareholders for the subscription obligation, including accrued interest receivable, totaling $534,000 and $528,000, at September 30 and June 30, 2003, respectively. The notes are due December 31, 2003, with the interest accrued thereon due December 31, 2010.


NOTE 8 - BUSINESS SEGMENT INFORMATION

As of September 30, 2003, the Company has three segments, LCOA, LCF and ECC, each of which operates in a single line of business. Also see Note 1, Organization and Note 9, Legal Proceedings.

See following page.

                                                                                     Consolidated
                                         LCOA             LCF             ECC            Total
                                     ------------    ------------    ------------    ------------
     Revenues
       Quarter - September 2003      $    431,000    $      5,000    $         --    $    436,000
       Quarter - September 2002           459,000              --              --         459,000

     Operating Loss
       Quarter - September 2003          (212,000)        (35,000)        (68,000)       (315,000)
       Quarter - September 2002          (248,000)             --        (117,000)       (365,000)

     Segment Assets
       September 2003                     425,000          13,000         295,000         733,000
       September 2002                     648,000              --       1,119,000       1,767,000

     Depreciation and Amortization
       Quarter - September 2003            34,000              --          21,000          55,000
       Quarter - September 2002            33,000              --          21,000          54,000


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Letters of Credit
-----------------

At September 30, 2003, the Company had a letter of credit in the amount of $15,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

Legal Proceedings
-----------------

During the quarter ended June 30, 2000, the Company launched ECC, which was formed for the purpose of marketing the sale of computers to employees at the worksite, allowing payroll deduction as the payment method. In connection with this program, the Company entered into agreements with Gateway, Inc. to facilitate the sale of computers as a voluntary benefit at the worksite using payroll deduction. In February 2001, Gateway ended its relationship with the Company and the Company was forced to abandon its payroll deduction program. On July 13, 2001, ECC filed suit against Gateway in the U. S. District Court for the Southern District of California in a case styled Einstein Computer Corp. vs. Gateway, Inc., claiming damages in excess of $200 million. Among other things, ECC asserted breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. On January 15, 2002, the U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. On or about February 11, 2002, ECC filed its second amended complaint. Gateway renewed its motion to dismiss ECC's complaint and the briefing on this matter was completed. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's claim against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. An early neutral evaluation conference was held on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the parties were unable to reach agreement on early resolution of the case. The parties began discovery by exchanging documents that each may use to support their claims and defenses. The parties have also subpoenaed documents from third parties and are taking depositions of witnesses.

On July 1, 2002, LCOA, LCF, Legalclub.com, Inc., and ECC filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges that each Mr. Krouse and Mr. Samach breached the terms of their respective employment agreements. The complaint also alleges breach of contract against National Accident Insurance Consultants, Inc. In addition, it also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, the Court granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Court's directives. On October 4, 2002, the Company filed its Amended Complaint adding additional counts and parties. On October 21, 2002, all Defendants joined in filing a Motion to Dismiss and/or Compel Separate Statements. On February 6, 2003, both Mr. Krouse and Mr. Samach filed actions against LCOA and Brett Merl alleging breach of employment agreement, breach of note, fraud and negligent representation arising from the same operative facts as the aforementioned lawsuit. LCOA and Mr. Merl deny the allegations of the complaint, believe the complaint is without merit and will vigorously defend the same. On April 10, 2003 the parties attended a court ordered mediation that was conducted by the Honorable Gerard Mager (retired). However, the mediation failed to produce settlement. Additionally, on April 10, 2003 the Court entered an order denying the defendants' Motion to Dismiss as to twenty-three (23) of the forty-five (45) counts, granted the Motion without prejudice with leave to amend as to fourteen
(14) counts, and granted the Motion with prejudice. All motions for rehearing and clarification regarding the eight (8) counts dismissed with prejudice have been denied. LCOA intends to appeal the dismissal at the appropriate time. On July 7, 2003 LCOA filed a forty-four (44) count Second Amended Complaint, which encompassed all previous counts except those dismissed with prejudice by the Court. On August 4, 2003 the Defendants filed their Answer, Affirmative Defenses and Counterclaims to the Second Amended Complaint. The Counterclaims essentially restate those that were subject to the pending Motion to Dismiss. On August 5, 2003 the Court entered an order dismissing all counts of Mr. Samach's Counterclaim with prejudice and dismissing all four (4) counts of Mr. Krouse's Counterclaim, three (3) with prejudice. On August 13, 2003, Mr. Krouse and Mr. Samach filed a Motion for Rehearing and/or Relief from the August 5, 2003 Order of Dismissal. On September 8, 2003 LCOA filed a Motion to Strike the Counterclaims and Affirmative Defenses that the Court previously dismissed with prejudice. On September 24, 2003 the Court ruled that the Motion to Strike was not yet ripe as a result of the pending Motion for Rehearing and/or Relief. Additionally, LCOA answered the remaining count of the Counterclaim and replied to the Affirmative Defenses on September 8, 2003. Discovery is ongoing. There are currently eight (8) depositions scheduled as well as three (3) motions pending that relate to discovery and the counterclaims. These depositions and motions will be concluded by January 31, 2004. The matter will be set for trial upon resolution of the pending Motion for Rehearing and/or Relief from Order of Dismissal.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

                              Safe Harbor Statement

Certain statements in this Form 10-QSB, including information set forth under this Item 2. Management's Discussion and Analysis or Plan of Operation constitute "forward-looking statements" under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors"). The Company desires to avail itself of the statutory safe harbors provisions under these Sections and is therefore including this special statement to enable the Company to do so. Statements made in this Item 2, including those under Updates on PeoplesChoice Marketing Initiatives, Results of Operations, Liquidity and Capital Resources, Discussion of Critical Accounting Policies and Estimates and Off-Balance Sheet Arrangements, below, are deemed to be forward-looking statements as the term is defined in the statutory safe harbors, except for historical facts. Forward looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.


Updates on PeoplesChoice Marketing Initiatives

In September 2003 PeoplesChoice began enrolling the first corporate client of a national human resources outsourcing company. Revenues from this case are expected to be realized in the March 2004 quarter.

During the September 2003 quarter the Company began to realize revenues from its first case under Local 204, Equity Meats. Enrollments for Kroger that began the third week of July 2003 were temporarily suspended the second week of August, at Kroger's request. Penetration for this period of enrollment was approximately 54% for insurance products and 28% for LCOA products, based on the number of employees that were seen. Recently the Company learned that Kroger and its affiliated company's union labor are on strike. The Company, with the assistance of the Local 204 president is currently implementing a new strategy that should allow for enrollments to resume before December 31, 2003 (see below). The Company has started to realize revenue from the first phase of this enrollment in the December 2003 quarter.

Local 204 has several smaller union shops in companies that will either grant PeoplesChoice access to 100% of the employee population or will only grant access to the Local members. PeoplesChoice has experienced many setbacks with Local 204 company enrollments including unfavorable enrollment environments, incorrect billing and collection of premium, strikes, collective bargaining delays, etc. With the assistance of the Local 204 president, PeoplesChoice is implementing a new enrollment strategy that should begin the first week of December 2003, and will include the following company enrollments: Kroger's, GoodMart, Gino Mareno Enterprises, House of Raeford, Keebler's Cary NC plant, and several other small companies. PeoplesChoice will be enlisting the enrollment help of senior Local 204 business agents and several per-diem enrollers. The process will be very similar to that which was used successfully in the Kroger's first phase of the enrollment. PeoplesChoice will also be re-enrolling Equity Meats in January of 2004.

The first Local 1657 case scheduled for enrollment was Manning Market Place, a food retailer with approximately 275 employees. Enrollment for this company began in October 2003 and was halted due to unfavorable enrollment conditions. A new start date is being worked out with the president of the company, which should be scheduled for the first part of January 2004. PeoplesChoice is also in the process of setting up another Local 1657 case, Bruno's, which is also a food retailer with approximately 15,000 union and non-union employees. Implementation meetings with the corporate client were held in July of 2003; however, due to Bruno's acquisition by a large international food retailer, Bruno's has been in the process of integrating new administrative functions and payroll systems. Additionally Bruno's and the Local have been in collective bargaining, further delaying the enrollment process. The collective bargaining agreement between Bruno's and Local 1657 was ratified on November 11, 2003. PeoplesChoice, the Local and Bruno's anticipate a late November 2003 implementation meeting and a January 2004 enrollment start date.

PeoplesChoice had expected to complete negotiations with two more UFCW Locals during fiscal year 2003. PeoplesChoice is still in negotiations with the two UFCW Locals and expects to receive signed AORs in the near future.


Results of Operations

Quarters Ended September 30, 2003 and 2002

The following table sets forth selected results of operations for the three months ended September 30, 2003 and 2002, which are discussed in more detail below:

                                                                        Change        Change
                                             2003          2002         Amount      Percentage
                                          ----------    ----------    ----------    ----------
  Membership revenue
    Worksites and consumers               $  322,000    $  414,000    $  (92,000)        (22.2)%
    Direct Marketing                          72,000        17,000        55,000         100.0+
    Affinity                                  37,000        28,000         9,000          32.1
  Commission income                            5,000            --         5,000         100.0

  Total revenue                              436,000       459,000       (23,000)         (5.0)

  Compensation and benefits                  380,000       360,000        20,000           5.6
  Commissions                                 99,000        98,000         1,000           1.0
  Advertising and marketing                    6,000        30,000       (24,000)        (80.0)
  Professional fees                           86,000        65,000        21,000          32.3
  Office and administrative                   55,000        79,000       (24,000)        (30.4)
  Occupancy                                   38,000        40,000        (2,000)         (5.0)
  Provision for credit losses                 32,000        98,000       (66,000)        (67.3)
  Depreciation and amortization               55,000        54,000         1,000           1.9

  Total operating expenses                   751,000       824,000       (73,000)         (8.9)

  Loss from operations                      (315,000)     (365,000)       50,000          13.7
  Non-operating, non- recurring
  income (loss), net                              --        97,000       (97,000)       (100.0)

  Net loss                                $ (401,000)   $ (337,000)   $  (64,000)         19.0%


  Basic and diluted loss per share from
  operations and recurring non-
  operating items                         $    (0.02)   $    (0.02)   $     0.00           0.0%
  Basic and diluted loss per share -
  non-recurring, non-operating                  0.00          0.01         (0.01)       (100.0)
                                          ----------    ----------    ----------    ----------

  Net loss per share                      $    (0.02)   $    (0.01)   $    (0.01)       (100.0)%
                                          ==========    ==========    ==========    ==========


For the three months ended September 30, 2003, the Company's operating loss decreased $50,000, or 13.7%, compared with the comparable quarter in 2002, primarily as a result of a $73,000, or 8.9%, reduction in the Company's operating expenses during the current quarter. The Company's net loss increased $64,000, or 19.0%, during the September 2003 quarter primarily as a result of $97,000 in non-recurring, non-operating income recorded in the same quarter in 2002, partially offset by a reduction in operating expenses.

Revenue for the September 2003 quarter decreased $23,000, or 5.0%, to $436,000 from $459,000 in the same period of 2002. This is comprised of a $28,000, or 6.1%, decline in membership revenue partially offset by commission income of $5,000 associated with the PeoplesChoice initiatives started in fiscal year 2003.

The decrease in membership revenue during the September 2003 quarter compared to the same period in 2002 was comprised of a $92,000, or 22.2%, decrease in worksite revenue, to $322,000 compared with $414,000 in 2002, offset in part by a $55,000, or over 100%, increase in direct marking sales, to $72,000 compared with $17,000 in 2002, and a $9,000, or 32.1%, increase in affinity sales, to $37,000 compared with $28,000 in 2002.

As discussed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, on May 9, 2003, an LCOA agent for an LCOA employer client notified the Company that he was replacing the LCOA product, effective June 2003, during the re-enrollment process of the employer group, causing a decline in worksite revenue during the September 2003 quarter. The Company was able to partially offset this decrease within worksite market revenue through a net increase in corporate clients in fiscal 2003 and through higher direct marketing and affinity sales. Direct marketing revenues increased as a result of new relationships built with national direct marketing organizations during the second half of fiscal year 2003, increasing its presence in the direct to consumer market.

The Company recognized $5,000 in commission income during the September 2003 quarter relating to its PeoplesChoice initiative at Equity Meats.

Operating expenses, for the September 2003 quarter decreased $73,000, or 8.9%, to $751,000 compared with $824,000 in the comparable period of 2002. This decrease was the result of reductions primarily in advertising and marketing, provision for credit losses, and general and administrative expenses, offset in part by increases in compensation and employee benefits and professional fees.

Compensation and employee benefits increased $20,000, or 5.6%, to $380,000, in 2003, compared with $360,000, in 2002. This increase is due primarily to the addition of one customer service employee as a result of increased call volume and higher compensation accrual for executive management relating to unpaid, deferred compensation (see Note 7).

Advertising and marketing costs were $6,000 for the September 2003 quarter compared with $30,000 in 2002, a decrease of $24,000, or 80.0%. The decrease was attributed primarily to the $22,000 value assigned for accounting purposes to the 200,000 warrants issued to two business associates in July 2002.

Professional fees amounted to $86,000 in 2003, compared with $65,000 in 2002, an increase of $21,000, or 32.3%. The increase was attributable to a $35,000 increase in legal fees relating to the Company's current litigations, offset in part by lower expenditures for accounting services of $12,000.

General and administrative expenses were $55,000 during the September 2003 quarter, a decrease of $24,000, or 30.4%, compared with $79,000 during the same period in 2002. This reduction was comprised principally of decreases in (1) printing costs ($8,000), (2) insurance costs ($8,000), (3) travel expenses ($4,000) and (4) telecommunication expense ($3,000). The reduction in printing costs was mainly attributable to marketing material printing costs incurred in 2002 for the PeoplesChoice initiatives. Insurance costs declined for the 2003 quarter as a result of reduction in certain coverages.

Provision for credit losses decreased $66,000, or 67.3%, to $32,000 during the September 2003 quarter compared with $98,000 during the same period in 2002. This decline was the result of higher credit loss reserve requirements on ECC and LCOA accounts in 2002 and increased collection efforts since the fourth quarter of fiscal year 2003.

Non-operating income (loss), net, amounted to a loss of $86,000 for the September 2003 quarter, compared with income of $28,000 during the same period in 2002, a decline of $114,000.

Other income includes interest income and non-operating, non-recurring income items. Interest income declined $29,000, or 50.0%, to $29,000 during the September 2003, compared with $58,000 in 2002. This decline in interest income is attributable primarily to the maturing of the ECC loan portfolio. The remaining life of the ECC portfolio is estimated to be six months. Other income for the September 2002 quarter also included the elimination of accrued expenses to related parties. During the September 2002 quarter, the Company eliminated $97,000 of accrued compensation for two former executives who resigned in December 2001. In conjunction with the Company's current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to the former executives. See Note 9., Legal Proceedings.

Other expense during the September 2003 and 2002 quarters is comprised of interest expense. Interest expense amounted to $115,000 in 2003 compared with $127,000 in 2002, a decrease of $12,000, or 9.4%. The decrease in interest costs resulted from payments and payoff of notes in fiscal year 2003, the restructuring of the Convertible Notes in December 2002, the conversion during the March 2003 quarter of a Term Note to Common Stock, as well as the payoff of capital lease obligations.


Liquidity and Capital Resources

Since fiscal year 2003, the Company's primary sources of income have been LCOA membership fees and collection of receivables generated from prior year's sales of Gateway personal computers. The Company's principal sources of cash have historically been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers in fiscal year 2001. At this time, the Company is not considering raising additional capital from either the sale of debt or equity securities. From a cash flow perspective the remaining receivables from sales of Gateway computers are now due within a year. At the present time, the Company anticipates that its near-term cash sources and growth will continue to be generated from operations. The Company will however, explore any financial opportunity that benefits its future and enhances the value of the Company.

The Company's liquidity and capital resources have been negatively affected since the beginning of fiscal 2002 as a result of Gateway ending its relationship with ECC with respect to sales of personal computers through the worksites. The loss of the Gateway relationship forced the Company to look for alternatives to its computer purchase payroll deduction program with Gateway. See Note 9., Legal Proceedings. The Company's liquidity and capital resources were also negatively impacted since the second half of fiscal year 2002 as a result of the loss of direct marketing revenue because of more stringent merchant services regulations.

To offset the loss of these liquidity sources, the Company began to re-focus its marketing efforts in (1) increasing the penetration of its LCOA products at the worksite and (2) started new initiatives to expand its services at the worksite by providing employer groups with voluntary benefits portfolios through PeoplesChoice. During fiscal year 2003, the Company began implementing its worksite initiatives. Excluding the impact of the employer group discussed above, worksite revenue would have reflected a 2.2% increase during the September 2003 quarter compared with last year. The Company also began implementing its PeoplesChoice voluntary benefits program, and concentrated its resources in establishing the enrollment methodologies and coordinating the training and marketing efforts for Locals 204 and 1657. However coordination and implementation of the enrollment process in union cases is a very complex task. Peoples Choice elected to delay some of its original projected enrollment dates so that it could provide extensive training to ensure significant penetration is achieved in each case. As a result of this, and other complexities in enrolling union cases, as discussed under Updates on PeoplesChoice Marketing Initiatives above, to-date the Company has completed the enrollment of only one union case and has partially enrolled a second company. Both insurance commissions and membership fee revenue from the completed case started to be realized in the September 2003 quarter, and LCOA membership revenue for Kroger, which is partially complete, began to be realized in the December 2003 quarter. In addition to the Company's worksite initiatives, the Company has actively sought both direct marketing companies and affinity groups with which to affiliate and introduce its LCOA products, in an effort to re-enter those markets. During the second half of fiscal year 2003, the Company entered into direct marketing agreements and a new affinity agreement, and has been able to increase revenue from these two marketing sources as reflected in the higher revenue from these sources during the September 2003 quarter. Although the delays in the Local 204 enrollments have placed the Company in an unfavorable cash position over the next four-to-five months, management feels confident that the new direct marketing and affinity initiatives will provide the Company with the necessary funds to continue meeting its current operating obligations. Additionally, the Company continues to control its operating costs to ensure that it continues to be able to meet current obligations.

Cash and cash equivalents, excluding restricted cash, was $69,000 at September 30, 2003, compared with $54,000 at June 30, 2003. During the September 2003 quarter, the Company did not seek to obtain, nor does it plan at the current time to obtain, additional capital from either the sale of debt or equity securities. The Company was able to meet all its current commitments and was also able to pay down certain prior old payables.

Net cash used for operating activities was $1,000 for the three months ended September 30, 2003, compared with $114,000 net cash used for these activities during the same period in 2002, an increase in cashflow from operations of $113,000. Although net loss for the September 2003 quarter increased $64,000 compared with 2002, after adjusting for non-cash items, cash provided through operations improved over fiscal year 2002. The increase in cash available was attributable to a $67,000 improvement in collections of accounts receivable, principally from ECC receivables, as a result of increased collection efforts. Additionally, although accounts payable shows a $56,000 increase over the September 2002 quarter primarily as a result of legal costs associated with the Company's current litigation (see Note 9) it declined $9,000 from June 30, 2003. During the 2003 quarter, the Company continued to pay down old accounts payable balances and met its current operating requirements. The Company paid down approximately $33,000 of old accounts payable during the September 2003 quarter.

The Company is at present meeting its current obligations from its weekly cash flows. In addition the Company is paying some of its previously incurred old accounts payable and other liabilities. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available. During fiscal year 2003, the Company took several initiatives to reduce its outflow of cash resources. The Company contacted several vendors to re-negotiate the terms of repayments on previously incurred obligations, reduced one additional staff position and the Company asked management employees to defer receipt of one bi-weekly compensation payment. The Company anticipates paying the deferred salaries in fiscal year 2004, when the Company expects to be in a positive cashflow position. The Chief Executive Officer and the Chief Financial Officer each deferred one bi-weekly compensation payment also and reduced their respective 2002 annual compensations $30,000 each, until the Company is in a positive cashflow position, which is expected to be during the current fiscal year 2004.. The Chief Executive Officer and the Chief Financial Officer also agreed to defer the increase in compensation that became effective January 1, 2003, per the employment agreements, until such time as the Company is cash-positive, or it may be agreed upon that the deferrals may be taken in the form of stock options. Although these cost saving initiatives have been put in place and additional cost cutting measures may be taken in the short-term, if needed, there can be no assurances that the Company's present flow of cash will be sufficient to meet future obligations.

The Company also initiated in fiscal year 2002, efforts to restructure its liabilities. During the September 2003 the Company continued these efforts and was successful in re-financing $43,000 principal amount of term loans with annual interest rates of 9% to 12%, and $22,000 of related accrued interest. The refinanced term loan, aggregating $65,000, has an annual interest rate of 6% and matures August 31, 2005. The Company continues its effort to restructure its indebtedness. There can be no assurance that the Company will continue to be successful in its efforts to restructure its indebtedness. As such, if the Company is unsuccessful with its current revenue initiatives, cost savings strategies and balance sheet restructuring, the Company's ability to meet its future cash flow needs and its ability to continue as a going concern would be in jeopardy.

The Company also remains committed to seeking opportunities to continue expanding its marketing initiatives to generate working capital through sales of its LCOA products. During fiscal year 2003, the Company expanded the line of products offered to remain competitive in the growing legal marketplace and sought affiliations to re-enter the direct marketing and affinity markets. The Company plans to continue building on these initiatives during fiscal year 2004.

In addition to its expansion of marketing and sales initiatives, and its continuing endeavors to restructure the balance sheet, mentioned previously, the Company continues committed to its cost savings initiatives and was effective in reducing its operating expenses 8.9% during the September 2003 quarter. If the Company is unsuccessful with its current marketing and sales initiatives expansion, expense reductions and balance sheet restructuring, it could have an adverse impact on the Company's future cash flows and results of operations.

For its long-term cash and liquidity needs, as market conditions allow, the Company will explore any financial opportunity that benefits its future and enhances the value of the Company. The Company is not presently seeking to obtain equity or debt financing. The Company anticipates there may be a significant decrease in available cash by March 2004 as a result of the ECC accounts receivable portfolio reaching maturity. The Company however, expects that the marketing initiatives commenced on or before June 30, 2003, as well as the cost-control measures undertaken by the Company to date, will afford the Company with the necessary working capital required to maintain and grow its operations. If the Company is unsuccessful in its efforts, it could have an adverse impact on the Company's future cash flows and results of operations.

The Company has received working capital loans from related parties, although there is no assurance that affiliated parties would be willing to make such loans in the future. The Company's Chairman of the Board and Chief Executive Officer, as well as a previous executive officer of the Company, have subscriptions for a total of 1.2 million shares of Common Stock. The subscription agreements are dated December 1997. The notes are due December 31, 2003, with the interest accrued thereon due December 31, 2010. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. The Company does not expect the subscriptions receivable to be paid prior to their maturity date, although the CEO has indicated the notes and accrued interest on the notes will be satisfied. The collection of the subscriptions receivable from a previous executive officer is under discussion.

The Company continues to be in default of certain of its debt agreements. The amount of term loans in default totaled $175,000 at September 30, 2003. See Note
4. These debt agreements have various original maturities from 1998 through December 2002. Accrued interest associated with the notes is also currently in default. As market conditions allow, management will continue attempting to convert the remaining $116,000 principal amount of term loans to capital stock, at terms and conditions mutually agreed upon by the debt holder and the Company. However, there can be no assurances that the Company will be able to successfully continue converting the term loans at terms and conditions mutually acceptable. Additionally on September 24, 2003 the Note and Security Agreement for $2,545,000 entered into with Gateway to finance the purchase of computer systems by the Company's ECC subsidiary matured. The Company has asserted a common law right of set off against Gateway and therefore payments to Gateway are not being made and are not being escrowed. The Company is presently in litigation with Gateway (see Note 9), regarding its prior business activities. Discovery is still ongoing and it is too early in the litigation to form an opinion as to the likelihood of a favorable or unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. An adverse ruling in relation to the Company's right of setoff against the Note Agreement and its claim against Gateway would have a material adverse effect on the Company's financial condition.


Discussion of Critical Accounting Policies and Critical Accounting Estimates

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operation and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-KSB for the year ended June 30, 2003 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in any of these critical accounting policies during the three months ended September 30, 2003, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the three months ended September 30, 2003.


Off-Balance Sheet Arrangements

At September 30, 2003, the Company had an outstanding letter of credit in the amount of $15,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.


Item 3.  Controls and Procedures
         -----------------------

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission

Pursuant to Exchange Act Rule 13a-15, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this report on Form 10-QSB. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 to ensure that the required information was disclosed on a timely basis in reports filed under the Securities Exchange Act.

The CEO and CFO have determined, based upon their most recent evaluation, that there have been no significant changes in the Company's internal controls that could significantly affect its internal controls and procedures subsequent to that evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Part I, Item 1, Note 9, incorporated herein by reference, for a discussion of legal proceedings, and Form 10-KSB for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003. No material litigation was commenced by or against the Company or any subsidiary during the three month period ended September 30, 2003.


Item 3.  Defaults Upon Senior Securities

The Company continues to be in default of certain of its term loan agreements. Refer to Part I, Item 1, Note 4, incorporated herein by reference, and Form 10-KSB for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Filed

            11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1. Financial Statements, Note 6, Net Loss per Common Share.

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

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 2003.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of
Legal Club of America Corporation


We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations and cash flows for the three month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 23, 2003, we expressed an unqualified opinion on those consolidated financial statements which included an explanatory paragraph regarding an uncertainty about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
November 7, 2003

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003
                                       LEGAL CLUB OF AMERICA CORPORATION



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