Form 10QSB
period 2003-12-31
LEGAL CLUB OF AMERICA CORP
filed 2004-02-23
CIK 1080403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                  -------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ____________



                        Commission file number: 000-28193
                                                ---------


                        Legal Club of America Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                                         84-1174969
 ---------------------------------                      ----------------------
   (State or other jurisdiction                            (IRS Employer
 of Incorporation or Organization)                      Identification Number)


           8551 W. Sunrise Blvd., Suite 105 Plantation, FL     33322
           ------------------------------------------------------------
           (Address of Principal Executive Offices)           (Zip Code)


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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001par value, 24,741,088 shares outstanding as of February 18, 2004.

Transitional Small Business Disclosure Format

Yes [ ]  No [X]

                        LEGAL CLUB OF AMERICA CORPORATION

                                   FORM 10-QSB

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements  (Unaudited)
          Consolidated Balance Sheets.........................................1
          Consolidated Statements of  Operations..............................2
          Consolidated Statements of Cash Flows...............................3
          Notes to Consolidated Financial Statements.......................4-17

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................18-26
  Item 3. Controls and Procedures............................................26


PART II  OTHER INFORMATION

  Item 1. Legal Proceedings..................................................27
  Item 3. Defaults Upon Senior Securities....................................27
  Item 6. Exhibits and Reports on Form 8-K...................................27

  Signatures.................................................................29

  Exhibits...................................................................30


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND JUNE 30, 2003

                                                                         December 31,      June 30,
                                                                             2003            2003
                                                                         ------------    ------------
                                                                          (Unaudited)
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                               $     96,000    $     54,000
 Restricted cash                                                               15,000          40,000
 Accounts receivable, net of allowance for doubtful accounts of
  $565,000 at December 31, 2003 and  $533,000 at June 30, 2003                242,000         639,000
 Other assets                                                                  46,000          57,000
                                                                         ------------    ------------

     TOTAL CURRENT ASSETS                                                     399,000         790,000

LONG -TERM ASSETS:
 Property and equipment, net                                                  137,000         219,000
 Other assets                                                                   6,000          11,000
                                                                         ------------    ------------
     TOTAL                                                               $    542,000    $  1,020,000
                                                                         ============    ============
LIABILITIES  AND STOCKHOLDERS' DEFICIT
--------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                        $    643,000    $    633,000
 Accrued compensation and related expenses                                    606,000         582,000
 Accrued bonus                                                                299,000         299,000
 Current portion of long-term debt and capital leases                       2,775,000       2,773,000
 Interest payable                                                           1,387,000       1,196,000
 Other accrued expenses and liabilities                                       133,000         153,000
                                                                         ------------    ------------

     TOTAL CURRENT LIABILITIES                                              5,843,000       5,636,000

 Long term debt and capital leases, less current portion                       65,000              --
                                                                         ------------    ------------
                                                                            5,908,000       5,636,000
 Shares subject to mandatory redemption                                       263,000         259,000
                                                                         ------------    ------------

TOTAL LIABILITIES                                                           6,171,000       5,895,000
                                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common stock, $0.0001 par value; 50,000,000 shares authorized;
  26,507,755 shares issued at December 31, and issued and
  outstanding at June 30, 2003                                                  3,000           3,000
 Additional paid-in capital                                                12,463,000      12,463,000
 Deficit                                                                  (17,502,000)    (16,813,000)
                                                                         ------------    ------------
                                                                           (5,036,000)     (4,347,000)

 Less:  Treasury stock, at cost, 1,766,667 shares at December 31, 2003        (53,000)             --
        Stock subscriptions, including interest receivable                   (540,000)       (528,000)
                                                                         ------------    ------------

     STOCKHOLDERS' DEFICIT, NET                                            (5,629,000)     (4,875,000)
                                                                         ------------    ------------

     TOTAL                                                               $    542,000    $  1,020,000
                                                                         ============    ============

              See notes to the consolidated financial statements.


LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                     ----------------------------    ----------------------------
                                                     December 31,    December 31,    December 31,    December 31,
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
REVENUES:
 Membership fee income
    Worksites and consumers                          $    311,000    $    420,000    $    633,000    $    834,000
    Direct marketing                                       70,000          16,000         142,000          33,000
    Affinity                                               39,000          24,000          76,000          52,000
 Commission income                                          3,000              --           8,000              --
                                                     ------------    ------------    ------------    ------------
    TOTAL REVENUES                                        423,000         460,000         859,000         919,000
                                                     ------------    ------------    ------------    ------------

COSTS AND OPERATING EXPENSES:
 Compensation and employee benefits                       294,000         393,000         674,000         753,000
 Commissions                                               93,000         119,000         192,000         217,000
 Advertising and Marketing                                  2,000          13,000           8,000          43,000
 Professional fees                                         87,000          69,000         173,000         134,000
 Office, administrative, and general                       66,000         123,000         121,000         202,000
 Occupancy                                                 38,000          38,000          76,000          78,000
 Provision for credit losses                                   --          41,000          32,000         139,000
 Depreciation and amortization                             32,000          54,000          87,000         108,000
                                                     ------------    ------------    ------------    ------------

    TOTAL COSTS AND OPERATING EXPENSES                    612,000         850,000       1,363,000       1,674,000

                                                     ------------    ------------    ------------    ------------
    LOSS FROM OPERATIONS                                 (189,000)       (390,000)       (504,000)       (755,000)
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
 Interest income                                           20,000          72,000          49,000         130,000
 Miscellaneous income                                          --          48,000              --          48,000
 Elimination of accrued expense to related parties             --              --              --          97,000
                                                     ------------    ------------    ------------    ------------
Total other income                                         20,000         120,000          49,000         275,000
                                                     ------------    ------------    ------------    ------------

 Interest expense and other finance charges              (119,000)       (127,000)       (234,000)       (254,000)
                                                     ------------    ------------    ------------    ------------
Total other expense                                      (119,000)       (127,000)       (234,000)       (254,000)
                                                     ------------    ------------    ------------    ------------

    OTHER, NET                                            (99,000)         (7,000)       (185,000)         21,000

LOSS BEFORE INCOME TAX BENEFIT                           (288,000)       (397,000)       (689,000)       (734,000)
INCOME TAX BENEFIT                                             --              --              --              --
                                                     ------------    ------------    ------------    ------------

    NET LOSS                                         $   (288,000)   $   (397,000)   $   (689,000)   $   (734,000)
                                                     ============    ============    ============    ============

LOSS PER COMMON SHARE:
 Basic and Diluted                                   $      (0.01)   $      (0.02)   $      (0.03)   $      (0.03)
                                                     ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
 Basic and Diluted                                     26,488,552      24,521,016      26,498,154      24,519,842
                                                     ============    ============    ============    ============

              See notes to the consolidated financial statements.


LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (Unaudited)

                                                                        2003            2002
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $   (689,000)   $   (734,000)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                          87,000         108,000
   Provision for doubtful accounts                                        32,000         139,000
   Amortization of debt discount                                              --          14,000
   Amortization of present value on shares subject to redemption           4,000              --
   Interest due from shareholders                                        (12,000)        (12,000)
   Elimination of accrued expense to related parties                          --         (97,000)
   Charges for stock-based compensation issuances for services                --          40,000
   Changes in certain assets and liabilities:
    Accounts receivable                                                  365,000         245,000
    Other assets                                                          16,000         (19,000)
    Accounts payable                                                      10,000        (142,000)
    Accrued compensation and related expenses                             24,000          79,000
    Interest payable                                                     213,000         227,000
    Other accrued expenses and liabilities                               (20,000)         (4,000)
                                                                    ------------    ------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   30,000        (156,000)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITY:
    Purchase of property and equipment                                    (5,000)         (3,000)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt and capital leases                          (8,000)        (24,000)
 Restricted cash                                                          25,000              --
                                                                    ------------    ------------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   17,000         (24,000)

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  42,000        (183,000)

CASH AND CASH EQUIVALENTS, beginning of period                            54,000         227,000
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                            $     96,000    $     44,000
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                          $         --    $      1,000
                                                                    ============    ============
  Income taxes                                                      $         --    $         --
                                                                    ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Purchase of 1,766,667 shares of Common Stock, at $.03 per share,
   with a 5% unsecured Promisory Note maturing June 30, 2004        $     53,000
 Conversion of 12% Convertible Notes, including interest, into
   100,184  shares of Series C Redeemable Convertible Preferred
   Stock                                                                            $    250,000
 Conversion of 2,160 shares of Series B Preferred Stock into
   216,000 shares of Common Stock                                                        315,000

              See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2003 AND 2002 (Unaudited)

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

ECC was formed in 2000 for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled Einstein Computer Corp. vs. Gateway, Inc., see Note 10. In September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by MicronPC was to finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. There were no sales under this program because the program did not afford the employees the benefit of purchasing personal computers through payroll deduction. Accordingly, the agreement with MicronPC was terminated during fiscal year 2003. On July 25, 2003, the Company entered into a non-recourse agreement with a finance company, to finance personal computers, allowing for automatic payroll deduction as the payment methodology. The Company, through its PeoplesChoice platform, anticipates using its distribution channels, including its network of independent LCOA agents to be able to provide computer systems in addition to its other products. The Company wishes to offer employees quality personal computer products and services, and it is currently in negotiations with various name-brand computer manufacturers. However, there can be no assurance that the Company will be successful in negotiating an agreement with a name-brand computer manufacturer. Accordingly, the Company cannot determine at this time when, or if, this program will be launched during fiscal year 2004.

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

Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, filed with the SEC on September 29, 2003. The consolidated financial statements as of and for the periods ended December 31, 2003 and 2002 included herein are unaudited and have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews. The report of the Company's independent public accountant is included as part of this filing. Operating results for the three and six months ended December 31, 2003, are not necessarily indicative of the results expected for the year ending June 30, 2004. See "Going Concern Considerations", above.

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

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. At December 31, 2003, the remaining average life of the portfolio was approximately 3 months. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible.

Income Taxes. The Company has tax net operating losses carryforwards (NOLs) of approximately $13,783,000 expiring beginning 2011. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

Earnings (Loss) Per Share. SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or Common Stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and Common Stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. At December 31, 2003 the Company's common equivalent shares include stock options, warrants and a convertible note. During the year ended June 30, 2003 all remaining Series A and Series B convertible preferred stock were converted to Common Stock. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations. See Note 7.

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

In accordance with SFAS 148, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the three and six months ended December 31, 2003 and 2002:

See following page.


                                                           Three Months Ended              Six Months Ended
                                                               December 31                   December 31,
                                                        -------------------------     -------------------------
                                                           2003           2002           2003           2002
                                                        ----------     ----------     ----------     ----------
Net loss, as reported                                   $ (288,000)    $ (397,000)    $ (689,000)    $ (734,000)
Add:  Stock-based  employee compensation expense
 included in net loss, net of related tax effects               --         15,000             --         15,000

Deduct: Total stock-based  employee  compensation
 expense determined under fair value method for
 all awards, net of related tax effects                     (6,000)       (13,000)       (12,000)       (18,000)
                                                        ----------     ----------     ----------     ----------

Net loss, pro-forma                                     $ (294,000)    $ (395,000)    $ (701,000)    $ (737,000)
                                                        ==========     ==========     ==========     ==========

Loss per share:

Basic and diluted loss per share, as reported           $    (0.01)    $    (0.02)    $    (0.03)    $    (0.03)
                                                        ==========     ==========     ==========     ==========

Basic and diluted net loss per share, pro-forma         $    (0.01)    $    (0.02)    $    (0.03)    $    (0.03)
                                                        ==========     ==========     ==========     ==========


See Note 7 for additional stock option information.

Statement of Comprehensive Income. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". A statement of comprehensive income is not included in the financial statements, as the Company has no items of other comprehensive income.

Segment Reporting. The Company has adopted SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments. Under SFAS No. 131, the Company's operations are defined as consisting of three operating segments. See Note 9.

Recent Accounting Pronouncement. In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106". This SFAS retains the disclosure requirements of the original SFAS No. 132, which it replaces, but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This SFAS is effective for fiscal years ending after December 15, 2003 The Company does not have a pension plan, as defined in SFAS 132, or other postretirement benefits; accordingly, SFAS 132 will have no impact on the Company's financial position, results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)". A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Application of FIN 46 is effective for periods ending after December 31, 2003 The Company does not have VIEs; accordingly, FIN 46 will have no impact on the Company's financial position, results of operations or cash flows.

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

NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following at December 31 and June 30, 2003:

                                                 December 31,    June 30,
                                                    2003           2003
                                                 -----------    -----------
         Current
           Accounts receivable                   $   807,000    $ 1,172,000
           Allowance for doubtful accounts          (565,000)      (533,000)
                                                 -----------    -----------
                                                 $   242,000    $   639,000
                                                 ===========    ===========
         Long-term
           Accounts receivable                            --             --
           Allowance for doubtful accounts                --             --
                                                 -----------    -----------
                                                 $        --    $        --
                                                 ===========    ===========

At December 31, 2003, the Company's accounts receivable were comprised of $142,000 relating to LCOA memberships and $665,000 relating to sales of Gateway personal computers by ECC. At June 30, 2003, the Company's accounts receivable were comprised of $182,000 relating to LCOA memberships and $990,000 relating to sales of personal computers by ECC.

In September 2000, ECC entered into agreements with Gateway to distribute and finance computer systems manufactured by Gateway through ECC's distribution channels to employees at the worksites. In February 2001, Gateway ended its relationship with the Company, and ECC was forced to abandon its payroll deduction program. Participating worksite employees pay for the computer systems through automatic payroll deduction, over a specified period of time. ECC's receivables collateralize borrowings under a Note and Security agreement with Gateway. See Notes 4 and 10.

NOTE 3 - OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following at December 31 and June 30, 2003:

                                                December 31,     June 30,
                                                    2003           2003
                                                 ----------     ----------
         Accrued rent                            $   45,000     $   52,000
         Accrued sales tax                           59,000         59,000
         Accrued commissions                         19,000         35,000
         Other                                       10,000          7,000
                                                 ----------     ----------

         Total accrued and other liabilities     $  133,000     $  153,000
                                                 ==========     ==========

NOTE 4 - LONG-TERM OBLIGATIONS

At December 31 and June 30, 2003, long-term debt and capital leases consisted of the following:

                                                                                    December 31,     June 30,
                                                                                        2003           2003
                                                                                    ------------   ------------
Term loans with various original maturity dates through 1998. Interest rates range from 12% to 15% plus an additional interest payment of 20% of the principal amount at maturity. Interest only is payable monthly during the
 terms of the loans                                                                 $    116,000   $    116,000

Term loans from a shareholder with interest rates of 9% and 12%, with
 original maturity dates on or before July 2000                                               --         40,000

Capital leases, with imputed interest rate of 9%, maturing July 2003                          --          2,000

Note agreement bearing interest at 5%  due June 30, 2004                                  53,000             --

Term loan from a shareholder bearing interest at 7%, originally due April 2000            34,000         34,000

Note agreement discounted at 4.75%, payable in monthly installments through
 February 2004                                                                             2,000          8,000

Note and Security Agreement bearing interest at 15.5%, originally due
 September 2003                                                                        2,545,000      2,545,000

12% Convertible Notes originally due December 2002                                        25,000         25,000


Notes refinanced during fiscal year 2004:

   6% Note agreement  from a shareholder, maturing August 31, 2005                        65,000          3,000
                                                                                    ------------   ------------
      Total long-term obligations                                                      2,840,000      2,773,000
            Less:  Current portion                                                     2,775,000      2,773,000
                                                                                    ------------   ------------

            Long-term obligations                                                   $     65,000   $         --
                                                                                    ============   ============

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its subsidiary ECC. This Note matured on September 24, 2003 and bore interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement were collateralized by ECC's accounts receivable. Payments under this Note were to be made to Gateway from the monthly installment payments collected on ECC's accounts receivable. Proceeds were to be applied first to interest due on the Note and then to principal. The Company is presently in litigation with Gateway regarding its prior business activities. The Company has asserted a common law right of set off against Gateway in this litigation and therefore payments on the Note have not been made and have not been escrowed. Discovery is still ongoing and it is too early in the litigation to form an opinion as to the likelihood of a favorable or unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. See Note 10.

On December 31, 2003, the Company issued a 5% Promissory Note for $53,000 maturing on June 30, 2004 to a private investor to acquire shares of its Common Stock. See Notes 6 and 8.

On September 1, 2003, the Company refinanced $43,000 principal amount of Terms loans with annual interest rates of 9% to 12%, and $22,000 of related accrued interest. The refinanced Term loan, aggregating $65,000, has an annual interest rate of 6% and matures August 31, 2005.

During the quarter ended December 31, 2002, the Company's 12% Convertible Notes matured and $218,000 principal amount of the Notes and $32,000 in accrued interest, were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. See Note 5, Shares Subject to Mandatory Redemption. At December 31, 2003, one 12% Convertible Note for $25,000 remains outstanding. At the present time, the note holder has elected not to convert the Note to Series C stock.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans.

Interest expense relating to the Company's debt totaled $119,000 and $234,000, for the three and six months ended December 31, 2003, respectively. Interest expense relating to the Company's debt totaled $127,000 and $254,000, respectively, for the three and six months ended December 31, 2002.

NOTE 5 - SHARES SUBJECT TO MANDATORY REDEMPTION

During the quarter ended December 31, 2002, $250,000 of the Company's 12% Convertible Notes, including $32,000 of accrued interest, were converted into 100,184 shares of Series C stock at a conversion price of $2.50 per share.

The Series C stock is redeemable, in the event that the Company receives an infusion of capital, from any source, in excess of $250,000 provided that capital used for such redemption shall not exceed 15% of the proceeds received from such capital infusion. The shares are redeemable during 2003 at $2.60 per share, during 2004 at $2.76 per share and thereafter at $3.03 per share. For the three months and six months ended December 31, 2003, the Company accreted $2,000 and $4,000, respectively, of the redemption price as interest expense.

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

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer is to be classified as a liability. The Company's Series C stock meets the definition of liability under this SFAS, and accordingly, effective July 1, 2003, the Series C stock is being presented as "Shares subject to mandatory redemption" under liabilities. The transition was to be reported as the cumulative effect of a change in an accounting principle discounting the shares to fair value at July 1, 2003, as required by this SFAS. The Company analyzed the impact of this change in accounting principle and determined it did not have a material effect on the Company's results of operations, or cash flows. Accordingly, the Company did not record a cumulative change in accounting principle on its Consolidated Statement of Operations as of July 1, 2003. The Company's financial position is impacted only based on the reclassification of the Series C stock to liabilities.

NOTE 6 - CAPITAL

On December 31, 2003, the Company purchased in a private transaction 1,766,667 shares of its Common Stock at $0.03 per share, the market price of the stock at that date. In connection with such purchase the Company issued the private investor an unsecured 5% Promissory Note for $53,000 maturing on June 30, 2004. See Notes 4 and 8.

NOTE 7 - NET LOSS PER COMMON SHARE

For the three and six months ended December 31, 2003 and 2002, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                            Three Months Ended            Six Months Ended
                                       December 31,   December 31,   December 31,   December 31,
                                           2003           2002           2003           2002
                                       ------------   ------------   ------------   ------------
Common shares outstanding                24,741,088     24,734,668     24,741,088     24,734,668
Effect of weighting                       1,747,464       (213,652)     1,757,066       (214,826)
                                       ------------   ------------   ------------   ------------
Weighted  average common shares
outstanding                              26,488,552     24,521,016     26,498,154     24,519,842
                                       ============   ============   ============   ============

Basic and diluted net loss per share for the three and six months ended December 31, 2003 and 2002, was calculated as follows:

(see following page)


                                            Three Months Ended            Six Months Ended
                                       December 31,   December 31,   December 31,   December 31,
                                           2003           2002           2003           2002
                                       ------------   ------------   ------------   ------------
Loss before  non-recurring,
 non-operating items                   $   (288,000)  $   (445,000)  $   (689,000)  $   (879,000)
Non-recurring, non-operating
 income (loss)                                   --         48,000             --        145,000
                                       ------------   ------------   ------------   ------------

Net loss                               $   (288,000)  $   (397,000)  $   (689,000)  $   (734,000)
                                       ============   ============   ============   ============

Basic and diluted loss per
 share from operations                 $      (0.01)  $      (0.02)  $      (0.03)  $      (0.04)
Basic and diluted loss per
 share - non operating                           --             --             --           0.01
                                       ------------   ------------   ------------   ------------
Basic and diluted netloss per
 share                                 $      (0.01)  $      (0.02)  $      (0.03)  $      (0.03)
                                       ============   ============   ============   ============
Weighted average common shares
 outstanding                             26,488,552     24,521,016     26,498,154     24,519,842
                                       ============   ============   ============   ============

The following common stock equivalents that would dilute basic earnings per share were not included in the computation of diluted earnings per share because of their anti-dilutive effect. Common stock options and warrants presented are those where the market value exceeds the exercise price for the periods presented.


                                             Weighted Average              Weighted Average
                                            Three Months Ended             Six Months Ended              Outstanding
                                               December 31,                  December 31,               At December 31,
                                       ---------------------------   ---------------------------   ---------------------------
                                           2003           2002           2003           2002           2003         2002
                                       ------------   ------------   ------------   ------------   ------------   ------------
Common stock options                             --        513,478        250,000        259,457             --        500,000
Series A convertible preferred stock             --      1,666,667             --      1,666,667             --      1,666,667
Series B convertible preferred stock             --        213,652             --        214,826             --             --
Series C redeemable, convertible
 preferred stock                          1,102,027         11,979      1,102,027          5,989      1,102,027      1,102,027
Convertible debt                            101,315        962,829        101,315        967,562        101,315        101,315
Warrants relating to issuance of-
   Common stock                                  --             --             --             --             --             --
   Series B preferred                            --             --             --             --             --             --
   Convertible notes                             --             --             --             --             --             --
   Other                                    100,000             --        100,000        150,000        100,000             --

Options and warrants to purchase shares of common stock were excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on EPS calculations. Options to purchase 3,269,254 and 2,866,754 shares of common stock, with average exercise prices of $0.36 and $0.41 are excluded from the presentation above for the three and six months ended December 31, 2003 and 2002, respectively. Warrants to purchase 2,342,800 and 2,888,400 shares of common stock, with average exercise prices of $0.91 and $1.84 are excluded from the presentation above for the three and six months ended December 31, 2003 and 2002, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

On December 31, 2003, the Company purchased in a private transaction 1,766,667 shares of its Common Stock from Storie Partners, L.P. (Storie Partners) at $0.03 per share, the market price of the stock at that date. In connection with such purchase the Company issued Storie Partners an unsecured Promissory Note for $53,000 maturing on June 30, 2004. Interest accrues on the note at an annual rate of 5% per annum, payable at maturity. Storie Partners acquired the shares of the Company's Common Stock upon conversion of its Series A and Series B Convertible Preferred Stock.

At December 31, 2003, promissory notes relating to subscription agreements totaling $396,000 became due and payable. These subscription agreements are associated with the issuance by the Company of 1,200,000 shares of its Common Stock in December 1997 to three then existing shareholders, one of whom is the Company's Chief Executive Officer ("CEO"). Pursuant to the recently enacted Sarbanes Oxley Act of 2002, the Company is not permitted to extend the term of the promissory note beyond its maturity date. As such, on or about December 19, 2003, the Company advised its CEO of his obligation to satisfy the $264,000 note upon maturity. Shortly after December 31, 2003, the Company made demand on the executive for payment of the principal amount of the note plus accrued and unpaid interest. The CEO is owed approximately $579,000 in back compensation and the Board of Directors and the CEO are currently evaluating the various remedies available to cure the default in the near future. On January 6, 2004, the Company sent one of the shareholders, a previous executive officer and director of the Company, a demand letter seeking payment for the amount owed on the promissory note on the subscription agreement that matured on December 31, 2003. The Company did not receive a response to its demand letter. On February 11, 2004, the Company filed suit against the previous executive and director alleging breach of a promissory note for the principal amount of $132,000 and accrued interest of $47,834.63 for a total claim of $179,834.63 through December 31, 2003. See Note 10. These subscription agreements bear interest at 6%. and accrued interest due amounted to $144,000 and $120,000, respectively, at December 31, 2003 and 2002, with the balance due from shareholders for the subscription obligation, including accrued interest receivable, totaling $540,000 and $528,000, at December 31 and June 30, 2003, respectively.

During the three months ended December 31, 2003, the Company instituted a one-time compensation reduction. Salaries for management employees were reduced approximately 4% and staff personnel had a reduction of approximately 2%. As a result of this, the Company reduced its compensation costs approximately $28,000 during the three and six months ended December 31, 2003. On January 30, 2004 and January 31, 2003, the Compensation Committee of the Board of Directors approved, based on merit, the 2004 and 2003 compensation increases for the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), pursuant to their respective employment agreements. The CEO and the CFO have deferred the salary increases for 2003, intend to defer the salary increases for 2004, and will continue to receive their compensation at the reduced 2002 rate, until the Company has positive cash flow.

In November 2003, PeoplesChoice's VP of Sales was terminated for non-performance. His primary responsibility as VP of Sales for PeoplesChoice was the coordination of voluntary benefits' enrollment processes for the union local's employer groups. As part of the termination, the Company negotiated an agent agreement with the former VP of Sales whereby commissions will be paid on the union local cases based on performance, net of amounts reimbursable to the Company. In October 2002 the Compensation Committee of the Board of Directors approved the one-year employment agreement for the now former PeoplesChoice's VP of Sales. Pursuant to that agreement, on October 1, 2002, the former PeoplesChoice's VP of Sales was granted options to purchase 500,000 shares of common stock at $0.01 per share. These options were immediately exercisable. As a result of his termination the options granted have been cancelled.

In November 2002, the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003. At December 31, 2003, amounts that remain deferred under this agreement totaled $13,000. These amounts are anticipated to be paid to the employees by June 30, 2004. On December 2, 2002, the Compensation Committee of the Board of Directors approved a grant of 60,000 options on December 3, 2002, and the Company issued said options to management employees in exchange for agreeing to defer compensation. The CEO and the CFO each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensation by $30,000 each until the Company is in a positive cashflow position, which is expected to be in 2004. No stock options were granted to the CEO and the CFO for this concession.

On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl, the Company's CEO and Elvie Lamar Weber, the Company's CFO, in lieu of voluntarily deferred compensation due to them for fiscal years 2000 through 2003 and 2004. Pursuant to accounting rules governing such options, the grant and measurement dates will not occur until the Company's shareholders approve the option issuances. The actual number of options to be issued will depend on the fair value of the Company's stock at the time of shareholder approval. The CEO's options will be exercisable at 110% of the fair value of the Company's stock at the grant and measurement date, and the CFO's options will be exercisable at the fair value of the Company's stock at the grant and measurement date. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval. Through December 31, 2003, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2004, and due to the CEO and the CFO amounted to $579,000 and $113,000, respectively. It may be agreed upon that the deferrals may be taken in the form of stock or stock options

In July 2002, in conjunction with its current litigation (see Note 10), the Company took the position that no accrued compensation is due and owing two former executives of the Company. Accordingly, during the September 2002 quarter, the Company eliminated $97,000 of related accrued compensation.

NOTE 9 - BUSINESS SEGMENT INFORMATION

As of December 31, 2003, the Company has three segments, LCOA, LCF and ECC, each of which operates in a single line of business. Also see Note 1, Organization and Note 10, Legal Proceedings.

                                                                                 Consolidated
                                        LCOA           LCF            ECC           Total
                                    -----------    -----------    -----------    -----------
Revenues
  Quarter - December 2003           $   415,000    $     8,000    $        --    $   423,000
  Quarter - December 2002               460,000             --             --        460,000

  Six Months - December 2003            846,000         13,000             --        859,000
  Six Months - December 2002            919,000             --             --        919,000

Operating Income (Loss)
  Quarter - December 2003              (147,000)       (12,000)       (30,000)      (189,000)
  Quarter - December 2002              (303,000)            --        (87,000)      (390,000)

  Six Months - December 2003           (359,000)       (47,000)       (98,000)      (504,000)
  Six Months - December 2002           (552,000)            --       (203,000)      (755,000)

Segment Assets
  Quarter ended December 31, 2003       403,000         20,000        119,000        542,000
  Quarter ended December 31, 2002       562,000             --        909,000      1,471,000

Depreciation and Amortization
  Quarter - December 2003                32,000             --             --         32,000
  Quarter - December 2002                33,000             --         21,000         54,000

  Six Months - December 2003             66,000             --         21,000         87,000
  Six Months - December 2002             66,000             --         42,000        108,000

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Letters of Credit
-----------------

At December 31, 2003, the Company had a letter of credit in the amount of $15,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

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

On July 1, 2002, LCOA, LCF, Legalclub.com, Inc., and ECC filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges that each Mr. Krouse and Mr. Samach breached the terms of their respective employment agreements. The complaint also alleges breach of contract against National Accident Insurance Consultants, Inc. In addition, it also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, the Court granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Court's directives. On October 4, 2002, the Company filed its Amended Complaint adding additional counts and parties. On October 21, 2002, all Defendants joined in filing a Motion to Dismiss and/or Compel Separate Statements. On February 6, 2003, both Mr. Krouse and Mr. Samach filed actions against the Company and Brett Merl alleging breach of employment agreement, breach of note, fraud and negligent representation arising from the same operative facts as the aforementioned lawsuit. The Company and Mr. Merl denied the allegations of the complaint, contending the complaint was without merit. On April 10, 2003 the parties attended a court ordered mediation that was conducted by the Honorable Gerard Mager (retired). However, the mediation failed to produce settlement. Additionally, on April 10, 2003 the Court entered an order denying the defendants' Motion to Dismiss as to twenty-three (23) of the forty-five (45) counts, granted the Motion without prejudice with leave to amend as to fourteen
(14) counts, and granted the Motion with prejudice. All motions for rehearing and clarification regarding the eight (8) counts dismissed with prejudice have been denied. On July 7, 2003 the Company filed a forty-four (44) count Second Amended Complaint, which encompassed all previous counts except those dismissed with prejudice by the Court. On August 4, 2003 the Defendants filed their Answer, Affirmative Defenses and Counterclaims to the Second Amended Complaint. The Counterclaims essentially restated those that were subject to the pending Motion to Dismiss. On August 5, 2003 the Court entered an order dismissing all counts of Mr. Samach's Counterclaim with prejudice and dismissing all four (4) counts of Mr. Krouse's Counterclaim, three (3) with prejudice. On August 13, 2003, Mr. Krouse and Mr. Samach filed a Motion for Rehearing and/or Relief from the August 5, 2003 Order of Dismissal. On September 8, 2003 the Company filed a Motion to Strike the Counterclaims and Affirmative Defenses that the Court previously dismissed with prejudice. On September 24, 2003 the Court ruled that the Motion to Strike was not yet ripe as a result of the pending Motion for Rehearing and/or Relief. Additionally, the Company answered the remaining count of the Counterclaim and replied to the Affirmative Defenses on September 8, 2003. On February 9, 2004, the Court granted the Company's and Mr. Merl's Motion and struck several affirmative defenses raised by the Defendants and dismissed with prejudice all counts against Mr. Merl. Further, the Court dismissed with prejudice all claims made by Mr. Krouse and Mr. Samach alleging breach of employment agreement by the Company. Discovery is ongoing. The depositions of Mr. Krouse and Mr. Samach are tentatively scheduled for March 10, 2004 and March 11, 2004, respectively. The matter will be set for trial in the near future.

Additionally, on February 11, 2004, the Company filed suit against Mr. Krouse alleging breach of a promissory note for the principal amount of $132,000.00 and accrued interest of $ 47,834.63 for a total claim of $179,834.63 through December 31, 2004. The matter has been assigned to Judge Robert Andrews of the 17th Judicial Circuit in and for Broward County. The Company intends to aggressively seek collection of this debt. Mr. Krouse's response to the lawsuit will be due twenty days after service of the complaint.

In addition to the legal proceedings discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

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

Overview

The Company, through its subsidiaries, operates a national legal referral service and provides voluntary benefit portfolios to employer groups.

LegalClub.com, Inc. ("LCOA") operates a national legal referral service that provides its members referrals to a network of over 20,000 attorneys located throughout the United States, Puerto Rico, and the US Virgin Islands, who have contracted to provide both individuals and small business owners with a variety of free or deeply discounted legal services. LCOA's principal source of revenue is derived from membership fees paid in respect to LCOA legal plans. LCOA markets its products to employees at the worksite, through its insurance carrier partners and their contracted insurance agents. LCOA pays commissions to these agents and brokers, based on the monthly payments received. LCOA also markets its legal plans through affinity groups and direct marketing companies. Members pay LCOA the membership fee on a monthly, quarterly or annual basis, depending on the nature of the membership. Monthly fees range from $0.04 to $24.95, depending on the type of membership. Discounted rates are offered to large groups or associations that pay for their members to have a membership in the LCOA plans, as well as to direct marketing companies that may resell LCOA products under private label arrangements. Over 97% of membership fees are paid on a monthly basis

Legal Club Financial Corp., a licensed insurance agency, d/b/a PeoplesChoice(R) ("PeoplesChoice") provides a unique menu of voluntary benefits to be offered by employers to their employees, which include LCOA plans, tax advise and preparation program, cruises, discount services and other more traditional insurance products offered by their insurance carrier associates. PeoplesChoice is responsible for interviewing and selecting suitable insurance carrier products, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes. In awarding the cases, PeoplesChoice insurance carrier partners and enrollment companies agree to market LCOA Plans external to the PeoplesChoice cases. PeoplesChoice receives override commissions for all insurance products written in the workplace where it is the agent of record. Commission to the Company, on the average, are approximately 40% on insurance premium written, and 60% on revenue generated from LCOA products.

Updates on PeoplesChoice Marketing Initiatives

In September 2003 PeoplesChoice began enrolling the first corporate client of a national human resources outsourcing company. Revenues from this case have started to be realized in the March 2004 quarter.

During the September 2003 quarter the Company began to realize revenues from its first case under Local 204, Equity Meats. Enrollments for Kroger, a retail grocery chain, that began the third week of July 2003 were temporarily suspended the second week of August, at Kroger's request. Penetration for this period of enrollment was approximately 54% for insurance products and 28% for LCOA products, based on the number of employees that were seen. Additionally, as a result of Kroger and its affiliated company's union labor being on strike during the September 2004 quarter and part of the December quarter, continued enrollments have been further postponed. The Company, with the assistance of the Local 204 president is currently implementing a new strategy that should allow for enrollments to resume (see below). The Company started to realize revenue from the first phase of this enrollment in the December 2003 quarter.

Local 204 has several smaller union shops in companies that will either grant PeoplesChoice access to 100% of the employee population or will only grant access to the Local members. PeoplesChoice has experienced many setbacks with Local 204 company enrollments including unfavorable enrollment environments, incorrect billing and collection of premium, strikes, collective bargaining delays, etc. With the assistance of the Local 204 president, PeoplesChoice is implementing a new enrollment strategy that should start before the end of the June quarter, and may include the following company enrollments: GoodMart, Gino Mareno Enterprises, House of Raeford, Keebler's Cary NC plant, and several other small companies. PeoplesChoice will be enlisting the enrollment help of senior Local 204 business agents and several per-diem enrollers. The process will be very similar to that which was used successfully in the Kroger's first phase of the enrollment. PeoplesChoice also began re-enrolling Equity Meats in January of 2004.

The first Local 1657 case scheduled for enrollment was Manning Market Place, a food retailer with approximately 275 employees. Enrollment for this company began in October 2003 and was halted due to unfavorable enrollment conditions. A new start date is being worked out with the president of the company. Enrollments are anticipated to start by the beginning of the June quarter. PeoplesChoice is also in the process of setting up another Local 1657 case, Bruno's, which is also a food retailer with approximately 15,000 union and non-union employees. Implementation meetings with the corporate client were held in July of 2003; however, due to an acquisition by a large international food retailer, this case has been in the process of integrating new administrative functions and payroll systems. Additionally they have been in collective bargaining, further delaying the enrollment process. The collective bargaining agreement between this organization and Local 1657 was ratified on November 11, 2003. PeoplesChoice, the Local and the company have scheduled a February 24, 2004 implementation meeting at which time it will be determined whether or not this case will move forward to the next stage.

In November 2003, PeoplesChoice's VP of Sales was terminated for non-performance. His primary responsibility as VP of Sales for PeoplesChoice was the coordination of voluntary benefits' enrollment processes for the union local's employer groups. As part of the termination, the Company negotiated an agent agreement with the former VP of Sales whereby commissions will be paid on the union local cases where the PeoplesChoice voluntary benefits platform was introduced by the former VP of Sales. Commissions will be paid based on the monthly payments received from the cases, net of amounts reimbursable to the Company.

Results of Operations

Three and Six Months Ended December 31, 2003 and 2002

The Company reported a net loss of $288,000, or $0.01 per basic and diluted common share, for the three months ended December 31, 2003, compared with a net loss $397,000, or $0.02 per basic and diluted common share for the comparable period in 2002. The decrease in net loss in 2003 was primarily due to lower operating expenses compared with 2002.

For the six months ended December 31, 2003, the Company reported a net loss of $689,000, or $0.03 per basic and diluted common share, compared with a net loss $734,000, or $0.03 per basic and diluted common share, in 2002. Excluding non-recurring, non-operating income of $145,000 recorded during the six months ended December 31, 2002, loss per basic and diluted common share decreased 25%, to $0.03, from $0.04 in 2002.

The following table sets forth selected results of operations for the three and six months ended December 31, 2003 and 2002, which are discussed in more detail below:

                                             Three Months Ended                            Six Months Ended
                                 -----------------------------------------    -----------------------------------------
                                   Dec. 31,       Dec. 31,     % Variance       Dec. 31,       Dec. 31,     % Variance
                                     2003           2002       Inc./(Dec.)        2003           2002       Inc./(Dec.)
                                 -----------    -----------    -----------    -----------    -----------    -----------
Membership revenue
 Worksites/Consumers             $   311,000    $   420,000          (26.0)%  $   633,000    $   834,000          (24.1)%
 Direct Marketing                     70,000         16,000          100.0+       142,000         33,000          100.0+
 Affinity                             39,000         24,000           62.5         76,000         52,000           46.2
Commissions                            3,000             --          100.0          8,000             --          100.0

Total revenue                        423,000        460,000           (8.0)       859,000        919,000           (6.5)

Compensation and benefits            294,000        393,000          (25.2)       674,000        753,000          (10.5)
Commissions                           93,000        119,000          (21.8)       192,000        217,000          (11.5)
Advertising and marketing              2,000         13,000          (84.6)         8,000         43,000          (81.4)
Professional fees                     87,000         69,000           26.1        173,000        134,000           29.1
Office and administrative             66,000        123,000          (46.3)       121,000        202,000          (40.1)
Occupancy                             38,000         38,000             --         76,000         78,000           (2.6)
Provision for credit losses               --         41,000         (100.0)        32,000        139,000          (77.0)
Depreciation and amort                32,000         54,000          (40.7)        87,000        108,000          (19.4)

Total operating expenses             612,000        850,000          (28.0)     1,363,000      1,674,000          (18.6)

Loss from operations                (189,000)      (390,000)          51.5       (504,000)      (755,000)          33.2
Non-operating, non-recurring
 income (loss), net                       --         48,000         (100.0)            --        145,000         (100.0)

Net loss                         $  (288,000)   $  (397,000)         (27.5)%  $  (689,000)   $  (734,000)          (6.1)%

Basic and diluted loss per
 share from operations and
 recurring non-operating items   $     (0.01)   $     (0.02)          50.0%   $     (0.03)   $     (0.04)          25.0%
Basic and diluted loss per
 share - non-recurring,
 non-operating                            --             --             --             --           0.01         (100.0)
                                 -----------    -----------    -----------    -----------    -----------    -----------

Net loss per share               $     (0.01)   $     (0.02)          50.0%   $     (0.03)   $     (0.03)          (0.0)%
                                 ===========    ===========    ===========    ===========    ===========    ===========

For the three months ended December 31, 2003, the Company's operating loss continued to decrease, $201,000, or 51.5%, compared with the same period in 2002. For the six months ended December 31, 2003, the Company's operating loss decreased $251,000, or 33.2%, compared with the same period in 2002, primarily as a result of a $311,000, or 18.6%, reduction in the Company's operating expenses in 2003.

Revenue
-------

Revenue decreased $37,000, or 8.0%, to $423,000 during the three months ended December 31, 2003, compared with $460,000 in the comparable quarter of 2002. For the six months ended December 31, 2003, revenue decreased $60,000, or 6.5%, to $859,000, compared with $919,000 during the same period in 2002. These declines were principally the result of decrease of $109,000 and $201,000 in worksite revenue during the three and six months ended December 31, 2003, respectively. These decreases were partially offset by increases of $54,000 (100.0+%) and $15,000 (62.5%) in direct marketing and affinity revenues, respectively, during the December 2003 quarter, and increases of $109,000 (100.0+%), and $24,000 (46.2%), respectively, during the six-month period of 2003.

As discussed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, on May 9, 2003, an LCOA agent for an LCOA employer client notified the Company that he was replacing the LCOA product, effective June 2003, during the re-enrollment process of the employer group, causing a decline in worksite revenue during the three and six months ended December 31, 2003. The Company was able to partially offset the decreases caused by this employer group for the three and six month periods of 2003 within worksite market revenue through a net increase in corporate clients and through higher direct marketing and affinity sales. Direct marketing revenues increased as a result of new relationships built with national direct marketing organizations during the second half of fiscal year 2003 and first half of fiscal year 2004, increasing its presence in the direct to consumer market.

The Company recognized commission income of $3,000 and $8,000 during the three and six months ended December 31, 2003, respectively, relating to its PeoplesChoice initiatives.

Expenses
--------

Operating expenses decreased $238,000, or 28.0%, to $612,000 during the three months ended December 31, 2003, from $850,000 during the comparable period in 2002. During the six months ended December 31, 2003, operating expenses decreased $311,000, or 18.6%, to $1,363,000, from $1,674,000 during the comparable period in 2002. These decreases during the three and six-month periods of 2003 were the result of reductions in the majority of the expense categories, principally in employee compensation and benefits costs, office and administrative expenses and provision for credit losses.

Compensation and employee benefits decreased $99,000, or 25.2%, to $294,000, during the three months ended December 31, 2003, compared with $393,000 for the same period in 2002. For the six months ended December 31, 2003, compensation and employee benefits decreased $79,000, or 10.5%, to $674,000, compared with $753,000 during 2002. During the three months ended December 31, 2003, the Company instituted a one-time compensation reduction. Salaries for management employees were reduced approximately 4% and staff personnel had a reduction of approximately 2%. As a result of this, the Company reduced its compensation costs approximately $28,000 during the three and six months ended December 31, 2003. Additionally, management's continuing efforts to reduce the per-employee operational costs contributed to the reductions in compensations costs during the three and six-month periods of 2003. LCOA reduced its staff approximately 10.0% eliminating two additional full-time positions from levels in December 2002. The Company's average number of employees during the three and six months ended December 31, 2003, decreased approximately 6.4% and 1.0%, respectively compared with the same periods in 2002.

Commission expenses amounted to $93,000 and $192,000 during the three and six months ended December 31, 2003, respectively, compared with $119,000 and $217,000 for the comparable periods in 2002, reflecting decreases of 21.8% and 11.5% during the 2003 three and six-month periods, respectively. Commission expense decreased during the 2003 periods due primarily to the loss of the employer group which caused the decline in worksite revenue, as discussed above under Revenue. This decrease was offset in part by higher first-year commission rates resulting from the Company's increase in its national worksite client base, from December 2002 to December 2003.

Advertising and marketing costs were $2,000 and $8,000 during the three and six months ended December 31, 2003, respectively, compared with $13,000 and $43,000 for the comparable periods in 2002, reflecting decreases of 84.6% and 81.4% during the 2003 three and six-month periods, respectively. Advertising and marketing show a decrease in 2003 as a result of expense in 2002 associated with re-enrollment costs for the employer group discussed under Revenues, above, as well as marketing costs incurred last year to increase LCOA's worksite membership revenues. The decrease in advertising and marketing during the six-month period in 2003, was also attributable to a $22,000 value assigned for accounting purposes to 200,000 warrants issued to two business associates in July 2002.

Professional fees amounted to $87,000 and $173,000 during the three and six-month periods ended December 31, 2003, respectively, compared with $69,000 and $134,000 for the comparable periods in 2002, reflecting increases of 26.1% and 29.1% during the 2003 three and six-month periods, respectively. These increases were due principally to legal fees associated with the Company's current litigation. See Part I, Item 1. Note 10, Legal Proceedings.

Office and administrative expenses totaled $66,000 for the three months ended December 31, 2003, compared with $123,000 for the same period in 2002, a reduction of $57,000, or 46.3%. For the six months ended December 31, 2003, office and administrative expenses totaled $121,000 compared with $202,000 for the same period in 2002, a reduction of $81,000, or 40.1%. The three and six-month periods in 2003 reflect net declines in printing, postage and fulfillment costs aggregating $30,000 and $36,000, respectively, mainly attributable to marketing material printing costs incurred in 2002 for the PeoplesChoice initiatives and the associated postage for mailings. The three and six-month period in 2003 show a decline of $13,000 and $21,000, respectively, in insurance costs primarily as a result of reductions in certain coverages. Travel and entertainment also decreased during the three and six-month periods of 2003 compared with 2002. These reductions were the result of travel associated with enrollment training during 2002.

Provision for credit losses decreased $41,000, or 100.00%, during the December 2003 quarter compared with 2002, and the six-month period decreased $107,000, or 77.0%, compared to the same period in 2002. These declines were the result of higher credit loss reserve requirements on ECC and LCOA accounts in 2002 and reflect increased collection efforts since the fourth quarter of fiscal year 2003.

Non-operating Income (Loss)

Non-operating income (loss), net, amounted to losses of $99,000 and $185,000 during the three and six-month periods ended December 31, 2003, respectively. This compares with a net loss of $7,000 during the December 2002 quarter, and income of $21,000 for the six-month period in 2002.

Other income includes interest income and non-operating, non-recurring income items. During the three and six months ended December 31, 2003, the Company's non-operating income was comprised primarily of interest income. Other income for the three and six months ended December 31, 2002, included interest income and non-recurring income. Interest income declined $52,000 (72.2%) and $81,000 (62.3%), during the three and six-month periods of 2003, respectively, compared to the comparable periods in 2002, primarily due to the maturing of the ECC loan portfolio. The remaining life of the ECC portfolio is estimated to be three months. The three and six months ended December 31, 2002, included the elimination of a $30,000 payable for non-performance and breach of contract. The six months ended December 31, 2002, also included the elimination of $97,000 of accrued compensation for two former executives who resigned in December 2001. In conjunction with the Company's current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to the former executives. See Note 10, Legal Proceedings.

Other expense for the three and six months ended December 31, 2003 and 2002 is comprised of interest expense. Interest expense amounted to $119,000 and $234,000 during the three and six-month periods ended December 31, 2003, respectively, compared with $127,000 and $254,000 for the comparable periods in 2002, reflecting decreases of 6.3% and 7.9% during the 2003 three and six-month periods, respectively. These decreases in interest costs resulted from payments and payoff of notes in fiscal year 2003, the restructuring of the Convertible Notes in December 2002, the conversion during the March 2003 quarter of a Term Note to Common Stock, the restructuring of a Note agreement in August 2003, as well as the payoff of capital lease obligations.

Liquidity and Capital Resources

Sources and Uses of Cash

In fiscal year 2004, the Company's primary sources of income have been LCOA membership fees and collection of receivables generated from a prior year's sales of Gateway personal computers. The Company's principal sources of cash have historically been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers in fiscal year 2001. From a cash flow perspective the remaining receivables from sales of Gateway computers are now due within three months. At the present time, the Company expects that its near-term cash sources and growth will continue to be generated from operations; however, the Company anticipates there may be a significant decrease in available cash by March 2004 as a result of ECC's accounts receivable portfolio reaching maturity. The Company is exploring financial opportunities that benefit its future and enhances the value of the Company, including additional equity investments to increase its short-term working capital.

The Company's liquidity and capital resources have been negatively affected since the beginning of fiscal 2002 as a result of Gateway ending its relationship with ECC with respect to sales of personal computers through the worksites. The loss of the Gateway relationship forced the Company to look for alternatives to its computer purchase payroll deduction program with Gateway. See Note 10, Legal Proceedings. The Company's liquidity and capital resources were also negatively impacted from the second half of fiscal year 2002 through most of fiscal year 2003 as a result of the loss of direct to consumer sales. During fiscal year 2002 the Federal Trade Commission ("FTC") introduced more stringent merchant services regulations and in 2003, the FTC instituted additional regulations primarily to protect consumers from unwanted calls and unauthorized charges to their credit cards and checking accounts. The direct marketing industry, in order to address some of the more stringent FTC regulations as to product content sold to consumers, has sought substantive products, such as the Company's, that have value to the consumer to include in their offerings. Additionally, in fiscal 2004, the Company has been negatively impacted by the loss of a national employer group. As discussed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, on May 9, 2003, an LCOA agent for an LCOA employer client notified the Company that he was replacing the LCOA product, effective June 2003, during the re-enrollment process of the employer group.

To offset the loss of these liquidity sources, the Company intensified its marketing efforts in (1) increasing the penetration of its LCOA products at the worksite, (2) started new initiatives to expand its services at the worksite by providing employer groups with voluntary benefits portfolios through PeoplesChoice and (3) started to re-focus in building new relationships with national direct marketing and affinity organizations. During fiscal year 2003, the Company began implementing its worksite initiatives. Excluding the impact of the employer group discussed above, worksite revenue would have remained comparable to fiscal 2003 levels. The Company also began implementing its PeoplesChoice voluntary benefits program, and concentrated its resources in establishing the enrollment methodologies and coordinating the training and marketing efforts for Locals 204 and 1657. However coordination and implementation of the enrollment process in union cases is a very complex task. Peoples Choice elected to delay some of its original projected enrollment dates so that it could provide extensive training to ensure significant penetration is achieved in each case. As a result of this, and other complexities in enrolling union cases, as discussed under Updates on PeoplesChoice Marketing Initiatives above, to-date the Company has completed the enrollment of only one union case and has partially enrolled a second company. Both insurance commissions and membership fee revenue from the completed case started to be realized in the September 2003 quarter, and LCOA membership revenue for Kroger, which is partially complete, began to be realized in the December 2003 quarter. In addition to the Company's worksite initiatives, the Company has actively sought both direct marketing companies and affinity groups with which to affiliate and introduce its LCOA products in an effort to re-enter those markets. The Company has been successful in establishing new relationships with direct to consumer marketing companies and affinity organizations. As a result, the Company has been able to increase revenues from these two marketing sources over 100% and 46.2%, respectively, during the six months ended December 31, 2003, compared with the same period in 2002. The delays in the Local 204 enrollments have placed the Company in an unfavorable cash position over the next four-to-five months, and although management feels confident that the new direct marketing and affinity initiatives will provide the Company with the necessary funds to continue meeting its current operating obligations, management is also looking at alternate methods of increasing available working capital for the Company. Additionally, the Company remains committed to controlling its operating costs to ensure that it continues to be able to meet current obligations. The Company was able to reduce its operating costs $311,000, or 18.6%, during the six-month period of 2003, compared with 2002.

Cash and cash equivalents, excluding restricted cash, was $96,000 at December 31, 2003, compared with $54,000 at June 30, 2003 and $44,000 at December 31,
2002. During the December 2003 quarter, the Company was able to meet its current commitments and was also able to pay down certain prior old payables.

Net cash provided by operating activities was $30,000 for the six months ended December 31, 2003, compared with $156,000 net cash used for these activities during the same period in 2002, an increase in cashflow from operations of $186,000. Contributing to this improvement in available cash was a decrease of $45,000 in net loss for the six-month period of 2003 compared with 2002, a $120,000 improvement in collections of accounts receivable, principally from ECC receivables as a result of increased collection efforts, and a $152,000 increase in accounts payable primarily as a result of legal costs associated with the Company's current litigation (see Note 10). Excluding the impact of legal fee accruals, accounts payable declined at December 31, 2003 , $32,000 and $30,000 from levels at June 30, 2003 and December 31, 2002, respectively. During the six-month period of 2003, the Company continued to pay down old accounts payable balances and met its current operating requirements. The Company paid down approximately $40,000 of old accounts payable during the six-month period of 2003. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available.

Net cash provided by financing activities amount to $17,000 for the six months ended December 31, 2003, compared with a use of cash of $24,000 for the same period in 2002. In July 2003, a $40,000 letter of credit securitizing the Company's office space lease was reduced to $15,000. The letter of credit is collateralized by deposits held in escrow and upon reduction of the letter of credit, $25,000 of the deposits held in escrow were released. These funds were used to payoff operating expenses due under the previous office space lease.

In order to reduce its outflow of cash resources, the Company has taken several initiatives. The Company (1) contacted several vendors to re-negotiate the terms of repayments on previously incurred obligations, (2) reduced two additional staff positions from December 2002 levels, and (3) instituted a one-time salary reduction during the six-month period of 2003. Salaries for management employees were reduced approximately 4% and staff personnel had a reduction of approximately 2%, lowering the Company's compensation costs approximately $28,000 during the six-month period in 2003. The Chief Executive Officer and the Chief Financial Officer have reduced their respective 2002 annual compensations $30,000 each, until the Company is in a positive cashflow position. Additionally, the Chief Executive Officer and the Chief Financial Officer also agreed to defer the increases in compensation that became effective January 1, 2004 and 2003, per the employment agreements, until such time as the Company is cash-positive, or it may be agreed upon that the deferrals may be taken in the form of stock or stock options. Although these cost saving initiatives have been put in place and additional cost cutting measures may be taken in the short-term, if needed, there can be no assurances that the Company's present flow of cash will be sufficient to meet future obligations.

The Company also initiated in fiscal year 2002, efforts to restructure its liabilities. During the six-month period of 2003 the Company continued these efforts and was successful in re-financing $43,000 principal amount of term loans with annual interest rates of 9% to 12%, and $22,000 of related accrued interest. The refinanced term loan, aggregating $65,000, has an annual interest rate of 6% and matures August 31, 2005. The Company continues its effort to restructure its indebtedness. There can be no assurance that the Company will continue to be successful in its efforts to restructure its indebtedness. As such, if the Company is unsuccessful with its current revenue initiatives, cost savings strategies and balance sheet restructuring, the Company's ability to meet its future cash flow needs and its ability to continue as a going concern would be in jeopardy.

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

In addition to its expansion of marketing and sales initiatives, and its continuing endeavors to restructure the balance sheet, mentioned previously, the Company continues committed to its cost savings initiatives and was effective in reducing its operating expenses $311,000 or 18.6% during the six-month period of 2003, compared with the same period in 2002. If the Company is unsuccessful with its current marketing and sales initiatives expansion, expense reductions and balance sheet restructuring and equity investment initiatives, it could have an adverse impact on the Company's future cash flows and results of operations.

For its long-term cash and liquidity needs, as market conditions allow, the Company intends to explore financial opportunities that will benefit its future and enhances the value of the Company. The Company anticipates there may be a significant decrease in available cash by March 2004 as a result of ECC's accounts receivable portfolio reaching maturity. Although the Company expects that the marketing initiatives commenced on or before June 30, 2003, the balance sheet restructuring, as well as the cost-control measures undertaken by the Company to date, will afford the Company with the necessary working capital required to maintain and grow its operations, management is also looking at alternate methods of increasing its working capital, including additional equity investments. If the Company is unsuccessful in its efforts, it could have an adverse impact on the Company's future cash flows and results of operations.

Debt Instruments

The Company continues to be in default of certain of its debt agreements. The amount of term loans in default totaled $175,000 at December 31, 2003. See Note
4. These debt agreements have various original maturities from 1998 through December 2002. Accrued interest associated with the notes is also currently in default. As market conditions allow, management will continue attempting to convert the remaining $116,000 principal amount of term loans to capital stock, at terms and conditions mutually agreed upon by the debt holder and the Company. However, there can be no assurances that the Company will be able to successfully continue converting the term loans at terms and conditions mutually acceptable. Additionally on September 24, 2003 the Note and Security Agreement for $2,545,000 entered into with Gateway to finance the purchase of computer systems by the Company's ECC subsidiary matured. The Company has asserted a common law right of set off against Gateway and therefore payments to Gateway are not being made and are not being escrowed. The Company is presently in litigation with Gateway (see Note 10), regarding its prior business activities. Discovery is still ongoing and it is too early in the litigation to form an opinion as to the likelihood of a favorable or unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. An adverse ruling in relation to the Company's right of setoff against the Note Agreement and its claim against Gateway would have a material adverse effect on the Company's financial condition.

Related Parties

On December 31, 2003, the Company purchased in a private transaction 1,766,667 shares of its Common Stock from Storie Partners, L.P. (Storie Partners) at $0.03 per share, the market price of the stock at that date. In connection with such purchase the Company issued Storie Partners an unsecured Promissory Note for $53,000 maturing on June 30, 2004. Interest accrues on the note at an annual rate of 5% per annum, payable at maturity. Storie Partners acquired the shares of the Company's Common Stock upon conversion of its Series A and Series B Convertible Preferred Stock.

In the past the Company has received working capital loans from related parties, although there is no assurance that affiliated parties would be willing to make such loans in the future. The Company's Chairman of the Board and Chief Executive Officer, as well as a previous executive officer and director of the Company, have subscriptions for a total of 1.2 million shares of Common Stock. The subscription agreements are dated December 16, 1997. The notes became due December 31, 2003, with the interest accrued thereon due December 31, 2010. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. On or about December 19, 2003, the Company advised its CEO of his obligation to satisfy the $264,000 note upon maturity. Shortly after December 31, 2003, the Company made demand on the executive for payment of the principal amount of the note plus accrued and unpaid interest. The CEO is owed approximately $579,000 in back compensation and the Board of Directors and the CEO are currently evaluating the various remedies available to cure the default in the near future. On January 6, 2004, the Company sent the previous executive officer and director of the Company, a demand letter seeking payment for the amount owed on the promissory note on his subscription agreement. The Company did not receive a response to its demand letter. On February 11, 2004, the Company filed suit against the previous executive and director alleging breach of a promissory note for the principal amount of $132,000 and accrued interest of $47,834.63 for a total claim of $179,834.63 through December 31, 2003. See
Note 10.

through December 31, 2003. See Note 10. The Company also notified its Chairman of the Board and Chief Executive Officer of his obligation to pay on his promissory note in the amount of $264,000. The CEO is owed approximately $579,000 in back compensation and the Board of Directors and the CEO are currently evaluating the various remedies available to cure the default.

Discussion of Critical Accounting Policies and Critical Accounting Estimates

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-KSB for the year ended June 30, 2003 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in any of these critical accounting policies during the six months ended December 31, 2003, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the six months ended December 31, 2003.

Off-Balance Sheet Arrangements

At December 31, 2003, the Company had an outstanding letter of credit in the amount of $15,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

Item 3.  Controls and Procedures
         -----------------------

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission

Pursuant to Exchange Act Rule 13a-15, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this report on Form 10-QSB. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that the required information was disclosed on a timely basis in reports filed under the Securities Exchange Act.

The CEO and CFO have determined, based upon their most recent evaluation, that there have been no significant changes in the Company's internal controls that could significantly affect its internal controls and procedures subsequent to that evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Part I, Item 1, Note 10, incorporated herein by reference, for a discussion of legal proceedings, and Form 10-KSB for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003.

Item 3.  Defaults Upon Senior Securities

The Company continues to be in default of certain of its term loan agreements. Refer to Part I, Item 1, Note 4, incorporated herein by reference, and Form 10-KSB for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits Filed

                  11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1. Financial Statements, Note 7, Net Loss per Common Share.


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

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 15, 2004 pursuant to Item 5 of that form to report the purchase on December 31, 2003 of shares of its Common Stock from a private investor.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations and cash flows for the three and six month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the management of the Company.

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

Pompano Beach, Florida
February 16, 2004

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 20, 2004

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