Form 10QSB
period 2004-03-31
LEGAL CLUB OF AMERICA CORP
filed 2004-05-17
CIK 1080403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  -------------


          [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

          [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

          For the transition period from ___________ to ____________

          Commission file number: 000-28193


                        LEGAL CLUB OF AMERICA CORPORATION
          ------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               COLORADO                                                                        84-1174969
     (State or other jurisdiction                                                            (IRS Employer
   of Incorporation or Organization)                                                     Identification Number)

        8551 W. SUNRISE BLVD., SUITE 105
   ------------------------------------------
                 PLANTATION, FL                                  33322
   ------------------------------------------           ------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $0.0001 par value, 24,741,088 shares outstanding as of May 14, 2004.

Transitional Small Business Disclosure Format

Yes         No   X
    -----      -----

                        LEGAL CLUB OF AMERICA CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               PAGE
                                                                                                               ----
PART I.   FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets...........................................................................1
           Consolidated Statements of  Operations................................................................2
           Consolidated Statements of Cash Flows ................................................................3
           Notes to Consolidated Financial Statements.........................................................4-17

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........18-28

     Item 3. Controls and Procedures.........................................................................28-29

PART II  OTHER INFORMATION

     Item 1. Legal Proceedings..................................................................................30
     Item 3. Defaults Upon Senior Securities....................................................................30
     Item 6. Exhibits and Reports on Form 8-K...................................................................30

   Signatures...................................................................................................32

   Exhibits Index...............................................................................................33

PART I.  FINANCIAL INFORMATION

ITEM . 1  FINANCIAL STATEMENTS

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND JUNE 30, 2003

                                                                                    March 31,          June 30,
                                                                                      2004               2003
                                                                                 ----------------   ----------------
                                                                                   (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $     42,000      $      54,000
  Restricted cash                                                                         15,000             40,000
  Accounts receivable, net of allowance for doubtful accounts of
        $565,000 at March 31, 2004 and $533,000 at June 30, 2003                         172,000            639,000
  Other assets                                                                            32,000             57,000
                                                                                 ----------------   ----------------

           TOTAL CURRENT ASSETS                                                          261,000            790,000

LONG -TERM ASSETS:
  Property and equipment, net                                                            105,000            219,000
  Other assets                                                                             3,000             11,000
                                                                                 ----------------   ----------------
           TOTAL                                                                    $    369,000      $   1,020,000
                                                                                 ================   ================
LIABILITIES  AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                  $    542,000      $     633,000
  Accrued compensation and related expenses                                              659,000            582,000
  Accrued bonus                                                                          299,000            299,000
  Current portion of long-term debt and capital leases                                 2,773,000          2,773,000
  Interest payable                                                                     1,491,000          1,196,000
  Other accrued expenses and liabilities                                                 172,000            153,000
                                                                                 ----------------   ----------------
           TOTAL CURRENT LIABILITIES                                                   5,936,000          5,636,000
  Long term debt, less current portion                                                    65,000                  -
                                                                                 ----------------   ----------------
                                                                                       6,001,000          5,636,000
  Shares subject to mandatory redemption                                                 268,000            259,000
                                                                                 ----------------   ----------------

TOTAL LIABILITIES                                                                      6,269,000          5,895,000
                                                                                 ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $0.0001 par value; 50,000,000 shares authorized; 26,507,755 shares issued at March 31, 2004 and  issued and
      outstanding at June 30, 2003                                                         3,000              3,000
  Additional paid-in capital                                                          12,463,000         12,463,000
  Deficit                                                                            (17,768,000)       (16,813,000)
                                                                                 ----------------   ----------------
                                                                                      (5,302,000)        (4,347,000)
  Less :  Treasury stock, at cost, 1,766,667 shares at March 31, 2004                    (53,000)                --
                Stock subscriptions, including interest receivable                      (545,000)          (528,000)
                                                                                 ----------------   ----------------
           STOCKHOLDERS' DEFICIT, NET                                                 (5,900,000)        (4,875,000)
                                                                                 ----------------   ----------------
           TOTAL                                                                    $    369,000      $   1,020,000
                                                                                 ================   ================

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

                                                              Three Months Ended                      Nine Months Ended
                                                     ---------------------------------------   ----------------------------------
                                                         March 31,             March 31,         March 31,           March 31,
                                                           2004                  2003              2004                2003
                                                     ---------------       -----------------   ----------------------------------
REVENUES:
   Membership fee income
         Worksites and consumers                         $  360,000         $  441,000          $  993,000         $  1,275,000
         Direct marketing                                    45,000             24,000             187,000               57,000
         Affinity                                            58,000             26,000             134,000               78,000
   Commission income                                         18,000                 --              26,000                   --
                                                        ------------        -----------         -----------        -------------
        TOTAL REVENUES                                      481,000            491,000           1,340,000            1,410,000
                                                        ------------        -----------         -----------        -------------

COSTS AND OPERATING EXPENSES:
   Compensation and employee benefits                       403,000            411,000           1,077,000            1,164,000
   Commissions                                              113,000            122,000             305,000              339,000
   Advertising and Marketing                                  5,000              6,000              13,000               49,000
   Professional fees                                         (5,000)            53,000             168,000              187,000
   Office, administrative, and general                       62,000             64,000             183,000              267,000
   Occupancy                                                 43,000             37,000             119,000              115,000
   Provision for credit losses                                   --             31,000              32,000              170,000
   Depreciation and amortization                             31,000             54,000             118,000              162,000
                                                        ------------        -----------         -----------        -------------

          TOTAL COSTS AND OPERATING EXPENSES                652,000            778,000           2,015,000            2,453,000

                                                        ------------        -----------         -----------        -------------
         LOSS FROM OPERATIONS                              (171,000)          (287,000)           (675,000)          (1,043,000)
                                                        --------------      --------------      -----------        -------------
OTHER INCOME (EXPENSE):
   Interest income                                           17,000             50,000              66,000              180,000
   Miscellaneous income                                          --              1,000                  --               49,000
   Elimination of accrued expense to related parties             --                 --                  --               97,000
                                                        ------------        -----------         -----------        -------------
 Total other income                                          17,000             51,000              66,000              326,000
                                                        ------------        -----------         -----------        -------------

   Interest expense and other finance charges              (112,000)          (125,000)           (346,000)            (379,000)
                                                        ------------        -----------         -----------        -------------
 Total other expense                                       (112,000)          (125,000)           (346,000)            (379,000)
                                                        ------------        -----------         -----------        -------------

          OTHER, NET                                        (95,000)           (74,000)           (280,000)             (53,000)

LOSS BEFORE INCOME TAX BENEFIT                             (266,000)          (361,000)           (955,000)          (1,096,000)
INCOME TAX BENEFIT                                               --                 --                  --                   --
                                                        ------------        -----------         -----------        -------------

          NET LOSS                                       $ (266,000)        $ (361,000)         $ (955,000)        $ (1,096,000)
                                                        ============        ===========         ===========        =============


LOSS PER COMMON SHARE:
   Basic and Diluted                                     $    (0.01)        $    (0.01)         $    (0.04)        $      (0.04)
                                                        ============        ===========         ===========        =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic and Diluted                                     24,741,088          25,447,801          25,916,725           24,824,646
                                                        ============        ===========         ===========        =============

See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

                                                                                                   2004                 2003
                                                                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $  (955,000)         $ (1,096,000)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
      Depreciation and amortization                                                               118,000               162,000
      Provision for doubtful accounts                                                              32,000               170,000
      Amortization of present value on shares subject to redemption                                 9,000                 2,000
      Amortization of debt discount                                                                    --                14,000
      Interest due from shareholders                                                              (17,000)              (17,000)
      Elimination of accrued expense to related parties                                                --               (97,000)
      Common stock for services performed with convertible debt issuance                               --                49,000
      Changes in certain assets and liabilities:
         Accounts receivable                                                                      435,000               387,000
         Other assets                                                                              33,000                (7,000)
         Accounts payable                                                                         (91,000)             (189,000)
         Accrued compensation and related expenses                                                 77,000               166,000
         Interest payable                                                                         315,000               330,000
        Other accrued expenses and liabilities                                                     19,000                19,000
                                                                                            ------------------------------------

          NET CASH USED IN OPERATING ACTIVITIES                                                   (25,000)             (107,000)
                                                                                            ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY:
         Purchase of property and equipment                                                        (4,000)              (15,000)
                                                                                            ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt and capital leases                                                 (8,000)              (34,000)
   Restricted cash                                                                                 25,000                    --
                                                                                            -------------------------------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       17,000               (34,000)

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (12,000)             (156,000)

CASH AND CASH EQUIVALENTS, beginning of period                                                     54,000               227,000
                                                                                            ------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                      $    42,000          $     71,000
                                                                                            ====================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                                $        --          $      1,000
                                                                                            ====================================
      Income taxes                                                                            $        --          $         --
                                                                                            ====================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Purchase of 1,766,667 shares of Common Stock, at $.03 per share, with a 5%
          unsecured Promisory Note maturing June 30, 2004                                     $    53,000
   Conversion of 12% Convertible Notes, including  interest, into 100,184 shares
          of Series C Redeemable Convertible Preferred Stock                                                       $    250,000
   Conversion of 2,160 shares of Series B Preferred Stock into 216,000 shares of
          Common Stock                                                                                                  315,000
   Conversion of 16,667 shares of Series A Preferred Stock into 1,666,667 shares
          of Common Stock                                                                                             1,500,000
   Conversion of note payable, including interest, into 99,003 shares of
          Common Stock                                                                                                   26,000


See notes to the consolidated financial statements.

LEGAL CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Legal Club of America Corporation has three operating subsidiaries, Legal Club of America ("LCOA"), Legal Club Financial Corp., d/b/a PeoplesChoice(R) ("LCF" or "PeoplesChoice") and Einstein Computer Corp. ("ECC"). Legal Club of America Corporation and its subsidiaries are collectively referred to as the "Company".

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

ECC was formed in 2000 for the purpose of selling computers to employees at the worksite, allowing payroll deduction as the payment methodology. The program was developed to take advantage of the Company's distribution channels, including its network of independent agents. The Company began selling and delivering computers to employees utilizing this methodology in October 2000 in accordance with an agreement with Gateway, Inc. ("Gateway"). In February 2001, Gateway ended its relationship with the Company and ECC was forced to abandon its payroll deduction program. On July 13, 2001, ECC, filed suit against Gateway in the U. S. District Court for the Southern District of California in a case titled EINSTEIN COMPUTER CORP. VS. GATEWAY, INC., see Note 10. In September 2001, ECC entered into a new agreement with MicronPC, as an authorized agent, to sell their personal computers as a voluntary benefit to employees at the worksite. Under this arrangement, the finance company contracted by MicronPC was to finance the employee's computer purchase by extending consumer credit directly to the employee, not by payroll deduction as in the previous program. ECC began marketing this program in November 2001 and began presentations at worksites in the March 2002 quarter. There were no sales under this program because the program did not afford the employees the benefit of purchasing personal computers through payroll deduction. Accordingly, the agreement with MicronPC was terminated during fiscal year 2003. On July 25, 2003, the Company entered into a non-recourse agreement with a finance company, to finance personal computers, allowing for automatic payroll deduction as the payment methodology. The Company, through its PeoplesChoice platform, anticipates using its distribution channels, including its network of independent LCOA agents to be able to provide computer systems in addition to its other products. The Company wishes to offer employees quality personal computer products and services, and it is currently in negotiations with various name-brand computer manufacturers. However, there can be no assurance that the Company will be successful in negotiating an agreement with a name-brand computer manufacturer. Accordingly, the Company cannot determine at this time when, or if, this program will be launched.

GOING CONCERN CONSIDERATIONS. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred cumulative losses since inception and has funded operations through investor capital and through revenues from operations. The Company has yet to generate sufficient revenues from its operating activities to cover its recurring expenses. However, the Company has implemented sales initiatives, undertaken cost reduction programs, and implemented debt-restructuring strategies. The Company is in default with respect to certain of its debt agreements and management has been actively working to resolve these issues. Management recognizes that the Company must attain profitable operations or obtain additional capital resources to enable it to continue in business. Management plans to obtain operating capital through revenue growth, to continue with expense reductions, and also consider obtaining additional capital through the sale and issuance of equity and debt securities to increase its short-term working capital. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's generating additional operating capital and ultimately reaching profitable operations. No assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the Company's financial condition and results of operations would be materially adversely affected.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and the applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, filed with the SEC on September 29, 2003. The consolidated financial statements as of and for the periods ended March 31, 2004 and 2003 included herein are unaudited and have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews. The report of the Company's independent public accountant is included as part of this filing. Operating results for the three and nine months ended March 31, 2004, are not necessarily indicative of the results expected for the year ending June 30, 2004. See "Going Concern Considerations", above.

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

Management analyzes and adjusts the allowances for doubtful accounts based on estimated accounts receivable collectibility. Provisions for estimated credit losses are recorded in the financial statements. LCOA memberships, for which payments are not received within a predetermined number of days, generally 90 days, are generally reserved while collection efforts continue, and are normally written off after 180 days. Personal computer sales' accounts receivable are collected from employees at worksites in monthly installments over a period of thirty-six months. At March 31, 2004, over 42% of the contracts in the portfolio have paid off, approximately 32% are delinquent, some of which are making monthly payments, and the remaining portfolio is paying through alternate payment methodology or pending receipt of employer groups' remittances. The Company identifies loans in the personal computer portfolio as impaired and places them on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest and principal are past due 90 days or more. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt as to the ultimate collectibility of the principal, all interest and principal received thereafter is applied to reduce the balance of the loan. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible.

INCOME TAXES. The Company has tax net operating losses carryforwards (NOLs) of approximately $13,783,000 expiring beginning 2011. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

EARNINGS (LOSS) PER SHARE. SFAS No. 128, "Earnings Per Share" requires companies with complex capital structures or Common Stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and Common Stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. At March 31, 2004 the Company's common equivalent shares include stock options, warrants, a convertible note and the Series C redeemable preferred stock. During the year ended June 30, 2003 all remaining Series A and Series B convertible preferred stock were converted to Common Stock. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculations. See Note 7.

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

In accordance with SFAS 148, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the three and nine months ended March 31, 2004 and 2003:


                                                        Three Months Ended                Nine Months Ended
                                                              March 31                         March 31,
                                                  -------------------------------------------------------------------
                                                        2004            2003            2004              2003
                                                  -------------------------------------------------------------------

Net loss, as reported                                   $(266,000)     $(361,000)        $(955,000)     $(1,096,000)
Add:  Stock-based  employee  compensation expense
included in net loss, net of related tax effects               --          5,000                --           20,000
Deduct: Total stock-based  employee  compensation
expense  determined  under fair value  method for
all awards, net of related tax effects.                    (1,000)        (8,000)          (13,000)         (36,000)
                                                  -------------------------------------------------------------------

Net loss, pro-forma                                     $(267,000)     $(364,000)        $(968,000)     $(1,112,000)
                                                  ===================================================================

Loss per share:

Basic and diluted loss per share, as reported              $(0.01)        $(0.01)           $(0.04)          $(0.04)
                                                  ===================================================================

Basic and diluted net loss per share, pro-forma            $(0.01)        $(0.01)           $(0.04)          $(0.04)
                                                  ===================================================================

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

RECENT ACCOUNTING PRONOUNCEMENT. In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106". This SFAS retains the disclosure requirements of the original SFAS No. 132, which it replaces, but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This SFAS is effective for fiscal years ending after December 15, 2003. The Company does not have a pension plan, as defined in SFAS 132, or other postretirement benefits; accordingly, SFAS 132 has no impact on the Company's financial position, results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)". A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Application of FIN 46 is effective for periods ending after December 31, 2003. The Company does not have VIEs; accordingly, FIN 46 has no impact on the Company's financial position, results of operations or cash flows.

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

NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following at March 31, 2004 and June 30, 2003:

                                               March 31,           June 30,
                                                 2004               2003
                                           ---------------     --------------
CURRENT

      Accounts receivable                        $737,000         $1,172,000
      Allowance for doubtful accounts            (565,000)          (533,000)
                                           ---------------     --------------

                                                 $172,000         $  639,000
                                           ===============     ==============

LONG-TERM

      Accounts receivable                              --                  --
      Allowance for doubtful accounts                  --                  --
                                           ---------------     --------------
                                                 $     --         $        --
                                           ===============     ===============

At March 31, 2004, the Company's accounts receivable were comprised of $143,000 relating to LCOA memberships and $594,000 relating to sales of Gateway personal computers by ECC. At June 30, 2003, the Company's accounts receivable were comprised of $182,000 relating to LCOA memberships and $990,000 relating to sales of personal computers by ECC.

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

NOTE 3 - OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following at March 31, 2004 and June 30, 2003:

                                            March 31, 2004        June 30,
                                                 2004               2003
                                          -----------------   -----------------

    Accrued rent                                 $  45,000          $  52,000
    Accrued sales tax                               59,000             59,000
    Accrued commissions                             40,000             35,000
    Other                                           28,000              7,000
                                          -----------------  -----------------

    Total accrued and other liabilities           $172,000           $153,000
                                          =================  =================

NOTE 4 - LONG-TERM OBLIGATIONS

At March 31, 2004 and June 30, 2003, long-term debt and capital leases consisted of the following:

                                                                                   March 31,           June 30,
                                                                                      2004                2003
                                                                               ------------------  ------------------
Term loans with various original  maturity dates through 1998.  Interest rates        $  116,000          $  116,000
range  from  12% to 15%  plus an  additional  interest  payment  of 20% of the principal  amount at maturity.  Interest  only is payable  monthly  during the terms of the loans

Term  loans  from a  shareholder  with  interest  rates  of 9% and  12%,  with
original maturity dates on or before July 2000.                                               --              40,000

Capital leases, with imputed interest rate of 9%, maturing July  2003                         --               2,000

Note agreement bearing interest at 5%  due June 30, 2004                                  53,000                  --

Term loan from a shareholder bearing interest at 7%, originally due April 2000
                                                                                          34,000              34,000

Note agreement  discounted at 4.75%,  payable in monthly  installments through
February 2004                                                                                 --               8,000

Note  and  Security  Agreement  bearing  interest  at  15.5%,  originally  due
September 2003                                                                         2,545,000           2,545,000

12% Convertible Notes originally due December 2002                                        25,000              25,000


Notes refinanced during fiscal year 2004:

      6% Note agreement  from a shareholder, maturing August 31, 2005                     65,000               3,000
                                                                               ------------------  ------------------
              Total long-term obligations                                              2,838,000           2,773,000
                       Less:  Current portion                                          2,773,000           2,773,000
                                                                               ------------------  ------------------

                     Long-term obligations                                            $   65,000          $       --
                                                                               ==================  ==================

On September 25, 2000, the Company entered into a Note and Security agreement with Gateway to finance the purchase of computer systems by its subsidiary ECC. This Note matured on September 24, 2003 and bore interest at a rate of 15.5% per annum. Outstanding borrowings under this agreement were collateralized by ECC's accounts receivable. Payments under this Note were to be made to Gateway from the monthly installment payments collected on ECC's accounts receivable. Proceeds were to be applied first to interest due on the Note and then to principal. The Company is presently in litigation with Gateway regarding its prior business activities. The Company has asserted a common law right of set off against Gateway in this litigation and therefore payments on the Note have not been made and have not been escrowed. All discovery has not been completed, and it is too early in the litigation to form an opinion as to the likelihood of a favorable or unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. See Note 10.

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

During the quarter ended December 31, 2002, the Company's 12% Convertible Notes matured and $218,000 principal amount of the Notes and $32,000 in accrued interest, were converted to Series C Redeemable Convertible Preferred Stock ("Series C stock"). The Company issued one share of Series C stock for each $2.50 converted. See Note 5, SHARES SUBJECT TO MANDATORY REDEMPTION. At March 31, 2004, one 12% Convertible Note for $25,000 remains outstanding. At the present time, the note holder has elected not to convert the Note to Series C stock.

The total principal amount of Term Loans, as presented above, is due within one year or is in default with respect to certain principal and interest payments and accordingly, all has been classified as current. Some Term Loans have been refinanced and are presented separately under refinanced loans.

Interest expense relating to the Company's debt totaled $112,000 and $346,000, for the three and nine months ended March 31, 2004, respectively. Interest expense relating to the Company's debt totaled $125,000 and $379,000, respectively, for the three and nine months ended March 31, 2003.

NOTE 5 - SHARES SUBJECT TO MANDATORY REDEMPTION

During the quarter ended December 31, 2002, $250,000 of the Company's 12% Convertible Notes, including $32,000 of accrued interest, were converted into 100,184 shares of Series C stock at a conversion price of $2.50 per share.

The Series C stock is redeemable, in the event that the Company receives an infusion of capital, from any source, in excess of $250,000 provided that capital used for such redemption shall not exceed 15% of the proceeds received from such capital infusion. The shares were redeemable during 2003 at $2.60 per share, and are redeemable during 2004 at $2.76 per share and thereafter at $3.03 per share. For the three months and nine months ended March 31, 2004, the Company accreted $4,000 and $9,000, respectively, of the redemption price as interest expense. During the three and nine months ended March 31, 2003, the Company accreted $2,000 of the redemption price as interest expense.

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

NOTE 7 - NET LOSS PER COMMON SHARE

For the three and nine months ended March 31, 2004 and 2003, basic and diluted weighted average common shares include only average common shares outstanding since the Company incurred losses during these periods and any common share equivalents would be anti-dilutive. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                                       Three Months Ended                         Nine Months Ended
                                                  March 31,            March 31,            March 31,            March 31,
                                                    2004                 2003                 2004                 2003
                                              -----------------   ------------------  -------------------   -------------------
              Common shares outstanding             24,741,088           26,507,755           24,741,088            26,507,755
              Effect of weighting                           --          (1,059,954)            1,175,637            (1,683,129)
                                              -----------------   ------------------  -------------------   -------------------
              Weighted  average common shares
              outstanding                           24,741,088           25,447,801           25,916,725            24,824,646
                                              =================   ==================  ===================   ===================

Basic and diluted net loss per share for the three and nine months ended March 31, 2004 and 2003, was calculated as follows:

                                                       Three Months Ended                         Nine Months Ended
                                                  March 31,            March 31,            March 31,            March 31,
                                                    2004                 2003                 2004                 2003
                                              -----------------   ------------------  -------------------   -------------------
                Loss before non-recurring,             $  (266,000)           $(361,000)        $  (955,000)       $(1,241,000)
                non-operating items
                Non-recurring, non-operating
                income (loss)                                   --                   --                  --            145,000
                                                 ------------------     ----------------   -----------------  -----------------

                Net loss                               $  (266,000)           $(361,000)        $  (955,000)       $(1,096,000)
                                                 ==================     ================   =================  =================

                Basic  and  diluted   loss  per
                share from operations                  $     (0.01)           $   (0.01)        $    (0.04)        $     (0.05)
                Basic  and   diluted   loss  per
                share - non operating                           --                   --                 --                0.01
                                                 ------------------     ----------------   ------------------------------------
                Basic and  diluted  net loss per
                share                                  $     (0.01)              $(0.01)        $     (0.04)       $     (0.04)
                                                 ==================     ================   =================  =================
                Weighted  average  common shares
                outstanding                             24,741,088           25,447,801          25,916,725         24,824,646
                                                 ==================     ================   =================  =================

The following common stock equivalents that would dilute basic earnings per share were not included in the computation of diluted earnings per share because of their anti-dilutive effect. Common stock options and warrants presented are those where the market value exceeds the exercise price for the periods presented.

                                            Weighted Average         Weighted Average
                                           Three Months Ended       Nine Months Ended              Outstanding
                                                March 31,               March 31,                 At March 31,
                                         -----------------------------------------------------------------------------
                                            2004        2003        2004         2003           2004         2003
                                         -----------------------------------------------------------------------------
Common stock options                         500,000     500,000     500,000      338,467        500,000      500,000
Series A convertible preferred stock              --   1,018,478          --    1,453,713             --           --
Series B convertible preferred stock              --          --          --      144,263             --           --
Series   C   redeemable,   convertible
preferred stock                            1,102,027   1,102,027   1,102,027      366,002      1,102,027    1,102,027
Convertible debt                             101,315     101,315     101,315      683,029        101,315      101,315
Warrants relating to issuance of-
     Common stock                                 --          --          --           --             --           --
     Series B preferred                           --          --          --           --             --           --
     Convertible notes                            --          --          --           --             --           --
     Other                                   100,000     100,000     100,000      167,153        100,000      100,000

Options and warrants to purchase shares of common stock were excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on EPS calculations. Options to purchase 2,769,254 and 2,991,754 shares of common stock, with average exercise prices of $0.42 and $0.40 are excluded from the presentation above for the three and nine months ended March 31, 2004 and 2003, respectively. Warrants to purchase 2,342,800 and 3,188,400 shares of common stock, with average exercise prices of $0.91 and $1.75 are excluded from the presentation above for the three and nine months ended March 31, 2004 and 2003, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

On December 31, 2003, the Company purchased in a private transaction 1,766,667 shares of its Common Stock from Storie Partners, L.P. (Storie Partners) at $0.03 per share, the market price of the stock at that date. In connection with such purchase the Company issued Storie Partners an unsecured Promissory Note for $53,000 maturing on June 30, 2004. Interest accrues on the note at an annual rate of 5% per annum, payable at maturity. For the three months ended March 31, 2004, interest expense on this note amounted to $663. Storie Partners acquired the shares of the Company's Common Stock upon conversion of its Series A and Series B Convertible Preferred Stock.

At December 31, 2003, promissory notes relating to subscription agreements totaling $396,000 became due and payable. These subscription agreements are associated with the issuance by the Company of 1,200,000 shares of its Common Stock in December 1997 to three then existing shareholders, one of whom is the Company's Chief Executive Officer ("CEO"). Pursuant to the recently enacted Sarbanes Oxley Act of 2002, the Company is not permitted to extend the term of the promissory note beyond its maturity date. As such, on or about December 19, 2003, the Company advised its CEO of his obligation to satisfy the $264,000 note upon maturity. Shortly after December 31, 2003, the Company made demand on the executive for payment of the principal amount of the note plus accrued and unpaid interest. The CEO is owed approximately $613,000 in back compensation and the Board of Directors and the CEO are currently evaluating the various remedies available to cure the default in the near future. On January 6, 2004, the Company sent one of the shareholders, a previous executive officer and director of the Company, a demand letter seeking payment for the amount owed on the promissory note on the subscription agreement that matured on December 31, 2003. The Company did not receive a response to its demand letter. On February 11, 2004, the Company filed suit against the previous executive and director alleging breach of a promissory note for the principal amount of $132,000 and accrued interest thereon. As of March 31, 2004, the claim is for a total of $181,814.63, including $49,814.63 of accrued interest on the promissory note. See Note 10. These subscription agreements bear interest at 6%. and accrued interest due amounted to $149,000 and $126,000, respectively, at March 31, 2004 and 2003, with the balance due from shareholders for the subscription obligation, including accrued interest receivable, totaling $545,000 and $528,000, at March 31, 2004 and June 30, 2003, respectively.

During the three months ended December 31, 2003, the Company instituted a one-time compensation reduction. Salaries for management employees were reduced approximately 4% and staff personnel had a reduction of approximately 2%. As a result of this, the Company reduced its compensation costs approximately $28,000 during the nine months ended March 31, 2004. On January 30, 2004 and January 31, 2003, the Compensation Committee of the Board of Directors approved, based on merit, the 2004 and 2003 compensation increases for the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), pursuant to their respective employment agreements. The CEO and the CFO have deferred the salary increases for 2003 and 2004, and will continue to receive their compensation at the reduced 2002 rate, until the Company has positive cash flow.

In November 2003, PeoplesChoice's VP of Sales was terminated for non-performance. His primary responsibility as VP of Sales for PeoplesChoice was the coordination of voluntary benefits' enrollment processes for the union local's employer groups. As part of the termination, the Company negotiated an agent agreement with the former VP of Sales whereby commissions will be paid on the union local cases based on performance, net of amounts reimbursable to the Company. The Company has re-negotiated its previous agreement whereby the former VP of Sales will not be paid commissions on any PeoplesChoice initiatives with the union locals, and will not represent PeoplesChoice as its agent. This determination was made as a result of management's analysis of the costs incurred over the last year and a half to launch PeoplesChoice. In October 2002 the Compensation Committee of the Board of Directors approved the one-year employment agreement for the now former PeoplesChoice's VP of Sales. Pursuant to that agreement, on October 1, 2002, the former PeoplesChoice's VP of Sales was granted options to purchase 500,000 shares of common stock at $0.01 per share. These options were immediately exercisable. As a result of his termination the options granted have been cancelled.

In November 2002, the Company asked management employees to defer receipt of one bi-weekly compensation payment until mid-2003. At March 31 2004, amounts that remain deferred under this agreement totaled $13,000. These amounts are anticipated to be paid to the employees in 2004. On December 2, 2002, the Compensation Committee of the Board of Directors approved a grant of 60,000 options on December 3, 2002, and the Company issued said options to management employees in exchange for agreeing to defer compensation. The CEO and the CFO each deferred one bi-weekly compensation payment and reduced their respective 2002 annual compensation by $30,000 each until the Company is in a positive cashflow position. No stock options were granted to the CEO and the CFO for this concession.

On October 15, 2002, the Compensation Committee of the Board of Directors approved, subject to shareholder approval, the issuance of non-qualified stock options to Brett Merl, the Company's CEO and Elvie Lamar Weber, the Company's CFO, in lieu of voluntarily deferred compensation due to them for fiscal years 2000 through 2004. Pursuant to accounting rules governing such options, the grant and measurement dates will not occur until the Company's shareholders approve the option issuances. The actual number of options to be issued will depend on the fair value of the Company's stock at the time of shareholder approval. The CEO's options will be exercisable at 110% of the fair value of the Company's stock at the grant and measurement date, and the CFO's options will be exercisable at the fair value of the Company's stock at the grant and measurement date. The Compensation Committee of the Board of Directors has approved the 2002 Stock Option Plan, subject to shareholders approval. Through March 31, 2004, amounts accrued on the balance sheet, including amounts being deferred in fiscal 2004, and due to the CEO and the CFO amounted to $613,000 and $130,000, respectively. It may be agreed upon that the deferrals may be taken in the form of stock or stock options

In July 2002, in conjunction with its current litigation (see Note 10), the Company took the position that no accrued compensation is due and owing two former executives of the Company. Accordingly, during the September 2002 quarter, the Company eliminated $97,000 of related accrued compensation.

NOTE 9 - BUSINESS SEGMENT INFORMATION

As of March 31, 2004, the Company has three segments, LCOA, LCF and ECC, each of which operates in a single line of business. Also see Note 1, ORGANIZATION and
Note 10, LEGAL PROCEEDINGS.

                                                                                                CONSOLIDATED
                                             LCOA             LCF               ECC                TOTAL
                                       -------------  ------------------------------------------------------
REVENUES
  Quarter - March 2004                   $  461,000          $  20,000      $        --         $   481,000
  Quarter - March 2003                      491,000                 --               --             491,000

  Nine Months - March 2004                1,307,000             33,000               --           1,340,000
  Nine Months - March 2003                1,410,000                 --               --           1,410,000

OPERATING INCOME (LOSS)
  Quarter - March 2004                     (115,000)            (3,000)         (53,000)           (171,000)
  Quarter - March 2003                     (194,000)           (20,000)         (73,000)           (287,000)
  Nine Months - March 2004                 (474,000)           (50,000)        (151,000)           (675,000)
  Nine Months - March 2003                 (721,000)           (45,000)        (277,000)         (1,043,000)

SEGMENT ASSETS
  Quarter ended March 31, 2004              309,000             10,000           50,000             369,000
  Quarter ended March 31, 2003              572,000                 --          699,000           1,271,000

DEPRECIATION AND AMORTIZATION

  Quarter - March 2004                       31,000                 --               --              31,000
  Quarter - March 2003                       33,000                              21,000              54,000

  Nine Months - March 2004                   97,000                 --           21,000             118,000
  Nine Months - March 2003                  100,000                 --           62,000             162,000

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

At March 31, 2004, the Company had a letter of credit in the amount of $15,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

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

GATEWAY, INC., claiming damages in excess of $200 million. Among other things, ECC asserted breach of contract and, alternatively, fraud, in connection with Gateway's repudiation of its agreement with ECC. On January 15, 2002, the U.S. District Court dismissed ECC's first amended complaint with leave to amend, for failure to state a claim for relief. On or about February 11, 2002, ECC filed its second amended complaint. Gateway renewed its motion to dismiss ECC's complaint and the briefing on this matter was completed. On August 7, 2002, the U.S. District Court dismissed with prejudice ECC's claim against Gateway Inc, and Gateway Companies, Inc. for fraud but denied Gateway's motion to dismiss ECC's claim against Gateway, Inc. for breach of contract. The action now will proceed against Gateway, Inc. for breach of contract. On September 19, 2002, Gateway, Inc. and Gateway Companies, Inc. filed an answer to the second amended complaint, a counterclaim for damages, and a demand for jury trial. The Company served its answer and affirmative defenses to the counterclaim on November 11, 2002. An early neutral evaluation conference was held on November 19, 2002 before a magistrate judge of the U.S. District Court for the Southern District of California wherein the parties were unable to reach agreement on early resolution of the case. Discovery has not yet been completed. On or about April 28, 2004, Gateway filed a motion for summary judgment on the second amended complaint, but briefing on this matter has not yet been completed.

On July 1, 2002, LCOA, LCF, Legalclub.com, Inc., and ECC filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida (the "Court") against Jason Krouse, Michael Samach, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. Jason Krouse is the former Executive Vice President of Sales and Director of the Company and its subsidiaries. Michael Samach is the former Chief Financial Officer of the Company and its subsidiaries. Both Mr. Krouse and Mr. Samach simultaneously resigned from their respective positions with the Company without notice on December 19, 2001. The complaint alleges that each Mr. Krouse and Mr. Samach breached the terms of their respective employment agreements. The complaint also alleges breach of contract against National Accident Insurance Consultants, Inc. In addition, it also asserts numerous other claims against the various parties including tortuous interference with advantageous business relationships, violations of the Florida Uniform Trade Secrets Act, breaches of fiduciary duties, conspiracy to violate the Florida Uniform Trade Secrets Act, and violations of non-competition provisions. The Company is seeking both injunctive relief and damages including attorney fees. In conjunction with the current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to Mr. Krouse or Mr. Samach. On September 10, 2002, the Court granted the defendants motion to dismiss, without prejudice, with leave to amend in accordance with the Court's directives. On October 4, 2002, the Company filed its Amended Complaint adding additional counts and parties. On October 21, 2002, all Defendants joined in filing a Motion to Dismiss and/or Compel Separate Statements. On February 6, 2003, both Mr. Krouse and Mr. Samach filed actions against the Company and Brett Merl alleging breach of employment agreement, breach of note, fraud and negligent representation arising from the same operative facts as the aforementioned lawsuit. The Company and Mr. Merl denied the allegations of the complaint, contending the complaint was without merit. On April 10, 2003 the parties attended a court ordered mediation that was conducted by the Honorable Gerard Mager (retired). However, the mediation failed to produce settlement. Additionally, on April 10, 2003 the Court entered an order denying the defendants' Motion to Dismiss as to twenty-three (23) of the forty-five (45) counts, granted the Motion without prejudice with leave to amend as to fourteen
(14) counts, and granted the Motion with prejudice. All motions for rehearing and clarification regarding the eight (8) counts dismissed with prejudice have been denied. On July 7, 2003 the Company filed a forty-four (44) count Second Amended Complaint, which encompassed all previous counts except those dismissed with prejudice by the Court. On August 4, 2003 the Defendants filed their Answer, Affirmative Defenses and Counterclaims to the Second Amended Complaint. The Counterclaims essentially restated those that were subject to the pending Motion to Dismiss. On August 5, 2003 the Court entered an order dismissing all counts of Mr. Samach's Counterclaim with prejudice and dismissing all four (4) counts of Mr. Krouse's Counterclaim, three (3) with prejudice. On August 13, 2003, Mr. Krouse and Mr. Samach filed a Motion for Rehearing and/or Relief from the August 5, 2003 Order of Dismissal. On September 8, 2003 the Company filed a Motion to Strike the Counterclaims and Affirmative Defenses that the Court previously dismissed with prejudice. On September 24, 2003 the Court ruled that the Motion to Strike was not yet ripe as a result of the pending Motion for Rehearing and/or Relief. Additionally, the Company answered the remaining count of the Counterclaim and replied to the Affirmative Defenses on September 8, 2003. On February 9, 2004, the Court granted the Company's and Mr. Merl's Motion and struck several affirmative defenses raised by the Defendants and dismissed with prejudice all counts against Mr. Merl. Further, the Court dismissed with prejudice all claims made by Mr. Krouse and Mr. Samach alleging breach of employment agreement by the Company. Discovery is ongoing. On March 9, 2004, Mr. Krouse and Mr. Samach timely filed a Notice of Appeal to Fourth District Court of Appeal. On April 14, 2004, the Fourth District issued a Rule to show Cause as to why the appeal should not be dismissed. On May 3, 2004, Mr. Krouse and Mr. Samach filed their Response to the Rule to Show Cause. No response was required of Legal Club. On May 12, 2004 the Fourth District Court of Appeal issued an order dismissing the appeal of Mr. Krouse and Mr. Samach. Accordingly, claims for breach of contract, fraud and misrepresentation asserted by Mr. Krouse and Mr. Samach against the Legal Club Companies or Mr. Merl have been dismissed with prejudice and will not be considered by the court. Currently, Judge Andrews has entered a stay of depositions of any party. Legal Club has filed a Motion to Lift Stay. That Motion as well is set before Judge Andrews on June 14, 2004. The depositions of Mr. Krouse and Mr. Samach will be scheduled for when the stay is lifted. The matter will be set for trial in the near future, as all issues relating to the pleadings have resolved. Additionally, on February 11, 2004, the Company filed suit against Mr. Krouse alleging breach of a promissory note and related accrued interest. As of March 31, 2004, the claim against Mr. Krouse for the promissory note in the principal amount of $132,000 totaled $181,814.63, including $49,814.63 of accrued interest. The matter has been assigned to Judge Robert Andrews of the 17th Judicial Circuit in and for Broward County. The Company intends to aggressively seek collection of this debt. Mr. Krouse has filed a Counterclaim and Third-Party Complaint against Mr. Merl asserting the same breach of contract claims that have been dismissed with prejudice by Judge Andrews and are the subject of the Appeal before the Fourth District Court of Appeal. On April 12, 2004, Legal Club filed its Motion to Strike the Counterclaim and Third-Party Complaint as it has previously been dismissed with prejudice. The Motion to strike will be heard by Judge Andrews on May 26, 2004. Discovery is ongoing. On May 12, 2004 the Fourth District Court of Appeal issued an order dismissing the appeal of Mr. Krouse and Mr. Samach. Accordingly, claims for breach of contract, fraud and misrepresentation asserted by Mr. Krouse and Mr. Samach against the Legal Club Companies or Mr. Merl have been dismissed with prejudice and will not be considered by the court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under this Item 2. Management's Discussion and Analysis or Plan of Operation constitute "forward-looking statements" under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors"). The Company desires to avail itself of the statutory safe harbors provisions under these Sections and is therefore including this special statement to enable the Company to do so. Statements made in this Item 2, including those under UPDATES ON PEOPLESCHOICE MARKETING INITIATIVES, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, RELATED PARTIES and DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES , below, are deemed to be forward-looking statements as the term is defined in the statutory safe harbors, except for historical facts. Forward looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

OVERVIEW

The Company, through its subsidiaries, operates a national legal referral service and provides voluntary benefit portfolios to employer groups.

LegalClub.com, Inc. ("LCOA") operates a national legal referral service that provides its members referrals to a network of over 20,000 attorneys located throughout the United States, Puerto Rico, the US Virgin Islands, and effective June 1, 2004, in Canada, who have contracted to provide both individuals and small business owners with a variety of free or deeply discounted legal services. LCOA's principal source of revenue is derived from membership fees paid in respect to LCOA legal plans. LCOA markets its products to employees at the worksite, through its insurance carrier partners and their contracted insurance agents. LCOA pays commissions to these agents and brokers, based on the monthly payments received. LCOA also markets its legal plans through affinity groups and direct marketing companies. Members pay LCOA the membership fee on a monthly, quarterly or annual basis, depending on the nature of the membership. Monthly fees range from $0.04 to $24.95, depending on the type of membership. Discounted rates are offered to large groups or associations that pay for their members to have a membership in the LCOA plans, as well as to direct marketing companies that may resell LCOA products under private label arrangements. Historically, over 97% of membership fees are paid on a monthly basis.

Legal Club Financial Corp., a licensed insurance agency, d/b/a PeoplesChoice(R) ("PeoplesChoice") provides a unique menu of voluntary benefits to be offered by employers to their employees, which include LCOA plans, tax advise and preparation program, cruises, discount services and other more traditional insurance products offered by their insurance carrier associates. PeoplesChoice is responsible for interviewing and selecting suitable insurance carrier products, as well as overseeing the pre-enrollment communications, enrollment methodologies and third party administration processes. In awarding the cases, PeoplesChoice insurance carrier partners and enrollment companies agree to market LCOA Plans external to the PeoplesChoice cases. PeoplesChoice receives override commissions for all insurance products written in the workplace where it is the agent of record. Commissions to the Company, on the average, are approximately 40% on insurance premium written, and 60% on revenue generated from LCOA products.

UPDATES ON PEOPLESCHOICE MARKETING INITIATIVES

During the September 2003 quarter the Company began to realize revenues from its first case under Local 204, Equity Meats. Enrollments for Kroger, a retail grocery chain, that began the third week of July 2003 were temporarily suspended the second week of August, at Kroger's request. Penetration for this period of enrollment was approximately 54% for insurance products and 28% for LCOA products, based on the number of employees that were seen. Additionally, as a result of Kroger and its affiliated company's union labor being on strike through February 2004, continued enrollments had to be further postponed. The Company, with the assistance of the Local 204 president is currently implementing a new strategy that should allow for enrollments to resume. The Company started to realize revenue from the first phase of this enrollment in the December 2003 quarter.

PeoplesChoice re-enrolled Equity Meats in January of 2004 and will be doing so again in June of 2004. Local 204 also has several smaller union shops in companies that will either grant PeoplesChoice access to 100% of the employee population or will only grant access to the Local members. PeoplesChoice has experienced many setbacks with Local 204 company enrollments including unfavorable enrollment environments, incorrect billing and collection of premium, strikes, collective bargaining delays, etc. With the assistance of the Local 204 president, PeoplesChoice is implementing a new enrollment strategy that should start before the end of the June quarter, and may include the following company enrollments: GoodMart, Gino Mareno Enterprises, House of Raeford, Keebler's Cary NC plant, and several other small companies. PeoplesChoice will be enlisting the enrollment help of senior Local 204 business agents, enrollment companies affiliated with Legal Club and several per-diem enrollers. The process will be very similar to that which was used successfully in the Kroger's first phase of the enrollment

The first Local 1657 case scheduled for enrollment was Manning Market Place, a food retailer with approximately 275 employees. Enrollment for this company began in October 2003 and was halted due to unfavorable enrollment conditions. A new start date is being worked out with the president of the company and anticipated to start by the end of the June quarter. At present PeoplesChoice does not anticipate that it will be able to enroll Bruno's, which is also a food retailer with approximately 15,000 union and non-union employees. Implementation meetings with this corporate client were held in July 2003; however, implementation was delayed (1) as a result of Bruno's acquisition by Ahold, a large international food retailer, and the process undertaken to integrate administrative functions and payroll systems; (2) Bruno's and the Local's collective bargaining process and now (3) Ahold announcing on February 11, 2004, that it intends to divest of Bruno's in 2004. Therefore, the Company does not expect at the present time, that Bruno's enrollment is likely in 2004, if at all.

In recent months, Local 204 has put its Taft Hartley vision benefits out to bid and PeoplesChoice will be participating in that bid with the hopes of being awarded the business.

In November 2003, PeoplesChoice's VP of Sales was terminated for non-performance. His primary responsibility as VP of Sales for PeoplesChoice was the coordination of voluntary benefits' enrollment processes for the union local's employer groups. As part of the termination, the Company negotiated an agent agreement with the former VP of Sales whereby commissions will be paid on the union local cases where the PeoplesChoice voluntary benefits platform was introduced by the former VP of Sales. The Company has re-negotiated its previous agreement whereby the former VP of Sales will not be paid commissions on any PeoplesChoice initiatives with the union locals, and will not represent PeoplesChoice as its agent. This determination was made as a result of management's analysis of the costs incurred over the last year and a half to launch PeoplesChoice.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company reported a net loss of $266,000, or $0.01 per basic and diluted common share, for the three months ended March 31, 2004, compared with a net loss of $361,000, or $0.01 per basic and diluted common share for the comparable period in 2003. The decrease in net loss in 2004 was primarily due to lower operating expenses compared with 2003.

For the nine months ended March 31, 2004, the Company reported a net loss of $955,000, or $0.04 per basic and diluted common share, compared with a net loss of $1,096,000, or $0.04 per basic and diluted common share, in 2003. Excluding non-recurring, non-operating income of $145,000 recorded during the nine months ended March 31, 2003, loss per basic and diluted common share decreased 20%, to $0.04, from $0.05 in 2003.

The following table sets forth selected results of operations for the three and nine months ended March 31, 2004 and 2003, which are discussed in more detail below:

                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                         ------------------                         -----------------
                                MAR. 31,     MAR. 31,    % VARIANCE       MAR. 31,      MAR. 31,       % VARIANCE
                                  2004         2003      INC./(DEC.)        2004          2003         INC./(DEC.)
                               -------------------------------------------------------------------------------------
Membership revenue
   Worksites/Consumers          $  360,000   $  441,000       (18.4)%      $  993,000  $  1,275,000         (22.1)%
   Direct Marketing                 45,000       24,000          87.5         187,000        57,000          100.0+
   Affinity                         58,000       26,000        100.0+         134,000        78,000            71.8
Commissions                         18,000            -         100.0          26,000             -           100.0

TOTAL  REVENUE                     481,000      491,000         (2.0)       1,340,000     1,410,000           (5.0)

Compensation and benefits          403,000      411,000         (2.0)       1,077,000     1,164,000           (7.5)
Commissions                        113,000      122,000         (7.4)         305,000       339,000          (10.0)
Advertising and marketing            5,000        6,000        (16.7)          13,000        49,000          (73.5)
Professional fees                  (5,000)       53,000      (100.0+)         168,000       187,000          (10.2)
Office and administrative           62,000       64,000         (3.1)         183,000       267,000          (31.5)
Occupancy                           43,000       37,000          16.2         119,000       115,000             3.5
Provision for credit losses              -       31,000       (100.0)          32,000       170,000          (81.2)
Depreciation and amort.             31,000       54,000        (42.6)         118,000       162,000          (27.2)

TOTAL OPERATING EXPENSES           652,000      778,000        (16.2)       2,015,000     2,453,000          (17.9)

LOSS FROM OPERATIONS             (171,000)    (287,000)        (40.4)       (675,000)   (1,043,000)          (35.3)
NON-OPERATING, NON- RECURRING

INCOME (LOSS), NET                      --           --            --              --       145,000         (100.0)

NET LOSS                        $(266,000)   $(361,000)       (26.3)%      $(955,000)  $(1,096,000)         (12.9)%

Basic and diluted loss per
share from operations and
recurring non-operating items      $(0.01)      $(0.01)       0.0%            $(0.04)       $(0.05)         (20.0)%
Basic and diluted loss per
share - non-recurring,
non-operating                           --           --            --              --          0.01         (100.0)
                               -------------------------                ----------------------------

NET LOSS PER SHARE                 $(0.01)      $(0.01)          0.0%         $(0.04)       $(0.04)            0.0%
                               =========================                ============================

For the three months ended March 31, 2004, the Company's operating loss continued to decrease, $116,000, or 40.4%, compared with the same period in 2003. For the nine months ended March 31, 2004, the Company's operating loss decreased $368,000, or 35.3%, compared with the same period in 2003, primarily as a result of a $438,000, or 17.9%, reduction in the Company's operating expenses in 2004.

REVENUE

Revenue decreased $10,000, or 2.0%, to $481,000 during the three months ended March 31, 2004, compared with $491,000 in the comparable quarter of 2003. For the nine months ended March 31, 2004, revenue decreased $70,000, or 5.0%, to $1,340,000, compared with $1,410,000 during the same period in 2003. These declines were principally the result of decrease of $81,000 and $282,000 in worksite revenue during the three and nine months ended March 31, 2004, respectively. These decreases were partially offset by increases of $21,000 (87.5%) and $32,000 (100.0+%) in direct marketing and affinity revenues, respectively, during the March 2004 quarter, and increases of $130,000 (100.0+%), and $56,000 (71.8%), respectively, during the nine-month period of 2004.

As discussed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, on May 9, 2003, an LCOA agent for an LCOA employer client notified the Company that he was replacing the LCOA product, effective June 2003, during the re-enrollment process of the employer group, causing a decline in worksite revenue during the three and nine months ended March 31, 2004. The Company was able to partially offset the decreases caused by this employer group for the three and nine month periods of 2004 within worksite market revenue through a net increase in corporate clients and higher re-enrollments. Excluding the impact of this employer group, worksite revenue increased 5.4% and 2.1% during the three and nine months ended March 31, 2004, respectively, compared with the same periods in 2003. Higher direct marketing and affinity sales during 2004 also helped offset the impact on revenue of the loss of this employer group. Direct marketing revenues increased as a result of new relationships built with national direct marketing organizations during the second half of fiscal year 2003 and first half of fiscal year 2004, increasing its presence in the direct to consumer market. Sales through one of these direct marketing companies will start to decline in the coming quarters as it is currently going through a restructuring of its lines of business away from direct marketing as a result of the more stringent merchant services regulations instituted by the Federal Trade Commission ("FTC").

During the three and nine months ended March 31, 2004, the Company recognized commission income of $18,000 and $26,000, respectively, relating to its PeoplesChoice initiatives.

EXPENSES

Operating expenses decreased $126,000, or 16.2%, to $652,000 during the three months ended March 31, 2004, from $778,000 during the comparable period in 2003. During the nine months ended March 31, 2004, operating expenses decreased $438,000, or 17.9%, to $2,015,000, from $2,453,000 during the comparable period in 2003. These decreases during the three and nine-month periods of 2004 were the result of reductions in the majority of the expense categories. During the three months ended March 31, 2004, professional fees, provision for credit losses and depreciation expense contributed to the decline compared with the same period in 2003. For the nine months ended March 31, 2004, reductions in employee compensation and benefits costs, office and administrative costs, and provision for credit losses contributed to the decline in operating expenses compared with the same period in 2003.

Compensation and employee benefits decreased $8,000, or 2.0%, to $403,000, during the three months ended March 31, 2004, compared with $411,000 for the same period in 2003. For the nine months ended March 31, 2004, compensation and employee benefits decreased $87,000, or 7.5%, to $1,077,000, compared with $1,164,000 during 2003. These decreases are net of increases in accrued but unpaid compensation of $6,000 and $12,000, during the three and nine months ended March 31, 2004, respectively, over the comparable periods in 2003, for the Chief Executive Officer and the Chief Financial Officer, per their respective employment agreements. During the three months ended December 31, 2003, the Company instituted a one-time compensation reduction. Salaries for management employees were reduced approximately 4% and staff personnel had a reduction of approximately 2%. As a result of this, the Company reduced its compensation costs approximately $28,000 for the nine months ended March 31, 2004.
Additionally, management's continuing efforts to reduce the per-employee operational costs contributed to the reductions in compensations costs during the three and nine-month periods of 2004. LCOA reduced its staff approximately 19.0% eliminating four full-time positions from levels in March 2003. The Company's average number of employees during the three and nine months ended March 31, 2004, decreased approximately 14.3% and 5.1%, respectively compared with the same periods in 2003.

Commission expenses amounted to $113,000 and $305,000 during the three and nine months ended March 31, 2004, respectively, compared with $122,000 and $339,000 for the comparable periods in 2003, reflecting decreases of 7.4% and 10.0% during the 2004 three and nine-month periods, respectively. Commission expense decreased during the 2004 periods due primarily to the loss of the employer group which caused the decline in worksite revenue, as discussed above under REVENUE. This decrease was offset in part by higher first-year commission rates resulting from the Company's increase in its national worksite client base and re-enrollments, from March 2003 to March 2004.

Advertising and marketing costs were $5,000 and $13,000 during the three and nine months ended March 31, 2004, respectively, compared with $6,000 and $49,000 for the comparable periods in 2003, reflecting decreases of 16.7% and 73.5% during the 2004 three and nine-month periods, respectively. Advertising and marketing show a decrease in 2004 as a result of expense in 2003 associated with re-enrollment costs for the employer group discussed under REVENUE, above, as well as marketing costs incurred last year to increase LCOA's worksite membership revenues. The decrease in advertising and marketing during the nine-month period in 2004, was also attributable to a $22,000 value assigned for accounting purposes to 200,000 warrants issued to two business associates in July 2002.

Professional fees amounted to a credit of $5,000 and expenses of $168,000 during the three and nine-month periods ended March 31, 2004, respectively, compared with expenses of $53,000 and $187,000 for the comparable periods in 2003, reflecting decreases of over 100.0% and 10.2% during the 2004 three and nine-month periods, respectively. These decreases were comprised of declines in legal fees and third-party administration ("TPA") fees, net of higher professional fees, other. During the three months ended March 31, 2004, the Company re-negotiated, to a partial contingency fee agreement, its previous agreement with counsel representing the Company on a complaint filed in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida against Jason Krouse, a former director and executive officer, Michael Samach, a former executive officer, Select Benefit Partners, f/k/a Evolution Benefits and/or Evolution Technologies, and National Accident Insurance Consultants, Inc. This new partial contingency agreement is retroactive to inception date. As a result, during the three and nine-month periods of 2004, the Company recorded a reduction to legal fees expense of $121,000. Partially offsetting this reduction, during the nine months ended March 31, 2004, legal costs associated with the case styled EINSTEIN COMPUTER CORP. VS. GATEWAY, INC., increased $44,000 compared with the same period in 2003 as a result of costs associated with the discovery phase of the litigation. See Note 10. LEGAL PROCEEDINGS. TPA fees declined during the three and nine-month periods of 2004, primarily as a result of service fee costs incurred in 2003 related to the servicing of accounts for the employer group discussed under REVENUE ($17,000). Other professional fees increased during the three and nine months ended March 31, 2004, $20,000 due to investment banking fees incurred during the March 2004 quarter, as the Company explores financial opportunities that benefit its future and enhances the value of the Company, including additional equity investments to increase its short-term working capital.

Office and administrative expenses totaled $62,000 for the three months ended March 31, 2004, compared with $64,000 for the same period in 2003, a reduction of $2,000, or 3.1%. For the nine months ended March 31, 2004, office and administrative expenses totaled $183,000 compared with $267,000 for the same period in 2003, a reduction of $84,000, or 31.5%. The nine-month period in 2004 reflects net declines in printing, postage and fulfillment costs aggregating $23,000, mainly attributable to marketing material printing costs incurred in 2003 for the PeoplesChoice initiatives and the associated postage for mailings. Insurance costs declined $41,000 during the nine-month period in 2004 primarily as a result of reductions in certain coverages. Travel and entertainment also decreased during the nine-month period of 2004 $11,000, compared with 2003. This reduction was the result of travel during 2003 associated with enrollment training and ECC's Gateway litigation.

Provision for credit losses decreased $31,000, or 100.00%, during the March 2004 quarter compared with 2003, and the nine-month period decreased $138,000, or 81.2%, compared to the same period in 2003. These declines were the result of higher credit loss reserve requirements on ECC and LCOA accounts in 2003 and reflect increased collection efforts since the fourth quarter of fiscal year 2003. The Company reserves on all impaired loans, to the extent the principal is judged to be uncollectible. As of March 31, 2004, based on management's analysis of the remaining ECC receivables portfolio, it anticipates that it will not be required to make additional adjustments to its allowance for doubtful accounts, based on current estimated loan portfolio collectibility.

Depreciation and amortization expenses amounted to $31,000 and $118,000 during the three and nine months ended March 31, 2004 compared with $54,000 and $162,000, for the comparable periods in 2003, reflecting decreases of 42.6% and 27.2%, respectively. These decrease were attributable to the acceleration in 2003 of amortization costs associated with software development costs incurred in fiscal year 2001 to develop an operating platform for ECC's computer sales. As a result of Gateway ending its relationship with the Company in February 2001, amortization of ECC's operating platform was adjusted to be amortized over the average remaining term of the ECC receivables.

NON-OPERATING INCOME (LOSS)

Non-operating income (loss), net, amounted to losses of $95,000 and $280,000 during the three and nine-month periods ended March 31, 2004, respectively. This compares with net non-operating loss of $74,000 and $53,000 during the three and nine months ended March 31, 2003.

Other income includes interest income and non-operating, non-recurring income items. During the three and nine months ended March 31, 2004, the Company's non-operating income was comprised primarily of interest income. Other income for the three and nine months ended March 31, 2003, included interest income and non-recurring income. Interest income declined $33,000 (66.0%) and $114,000 (63.3%), during the three and nine-month periods of 2004, respectively, compared to the comparable periods in 2003, primarily due to the maturing of the ECC loan portfolio. At March 31, 2004, over 42% of the contracts in the loan portfolio have paid off, approximately 32% are delinquent (fully reserved), some of which are making monthly payments, and the remaining portfolio is paying through alternate payment methodology or pending receipt of employer groups' remittances. The nine months ended March 31, 2003, included the elimination of a $30,000 payable for non-performance and breach of contract, and the elimination of $97,000 of accrued compensation for two former executives who resigned in December 2001. In conjunction with the Company's current litigation, in July 2002, the Company took the position that no accrued compensation is due and owing to the former executives. See Note 10, LEGAL PROCEEDINGS.

Other expense for the three and nine months ended March 31, 2004 and 2003 is comprised of interest expense. Interest expense amounted to $112,000 and $346,000 during the three and nine-month periods ended March 31, 2004, respectively, compared with $125,000 and $379,000 for the comparable periods in 2003, reflecting decreases of 10.4% and 8.7% during the 2004 three and nine-month periods, respectively. These decreases in interest costs resulted from payments and payoff of notes in fiscal year 2003, the restructuring of the Convertible Notes in December 2002, the conversion during the March 2003 quarter of a Term Note to Common Stock, the restructuring of a Note agreement in August 2003, as well as the payoff of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash and cash equivalents, excluding restricted cash, was $42,000 at March 31, 2004, compared with $54,000 at June 30, 2003 and $71,000 at March 31, 2003.
During the March 2004 quarter, the Company was able to meet its current commitments and was also able to pay down old accounts payables.

OPERATING ACTIVITIES. Net cash used in operating activities was $25,000 for the nine months ended March 31, 2004, compared with $107,000 during the same period in 2003, an increase in cashflow from operations of $82,000. Contributing to this improvement in available cash was a decrease of $141,000 in net loss for the nine-month period of 2004 compared with 2003, a $48,000 improvement in collections of accounts receivable, principally from ECC receivables as a result of increased collection efforts, a decrease in other assets including a decline of $25,000 in printed material inventory and a $98,000 increase in accounts payable as a result of legal costs associated with the Company's current litigation (see Note 10). Excluding the impact of legal fee accruals, accounts payable declined at March 31, 2004, $68,000 from levels at June 30, 2003 and remained comparable to levels at March 31, 2003. During the nine-month period of 2004, the Company continued to pay down old accounts payable balances and met its current operating requirements. The Company paid down approximately $45,000 of old accounts payable during the nine-month period of 2004. Some of these previously incurred obligations are being met on a week-to-week basis as cash becomes available. Partially offsetting the improvement in net cash from operating activities was an $89,000 increase in accrued compensation and related expenses, relating primarily to executive officers' accrual of earned, but deferred compensation.

FINANCING ACTIVITIES. Net cash provided by financing activities amounted to $17,000 for the nine months ended March 31, 2004, compared with a use of cash of $34,000 for the same period in 2003. In July 2003, a $40,000 letter of credit securitizing the Company's office space lease was reduced to $15,000. The letter of credit is collateralized by deposits held in escrow and upon reduction of the letter of credit, $25,000 of the deposits held in escrow were released. These funds were used to payoff operating expenses due under the previous office space lease. Repayments of debt and capital leases decreased $26,000 during the nine months ended March 31, 2004 compared with the same period in 2003. This decrease resulted from payments and payoff of notes in fiscal year 2003, as well as the payoff of capital lease obligations

In fiscal year 2004, the Company's primary sources of income have been LCOA membership fees and collection of receivables generated from a prior year's sales of Gateway personal computers. The Company's principal sources of cash have historically been proceeds from sales of equity and debt securities, LCOA membership revenues and collection of receivables generated from sales of Gateway personal computers in fiscal year 2001. From a cash flow perspective the remaining collection on receivables from sales of Gateway computers will not be material compared with prior years, as 42% of ECC's loan portfolio is now paid-off and the majority of the remaining receivables are on alternate payment methodologies. At the present time, the Company expects that its cash sources and growth will be generated from operations; however, as stated in Form 10-QSB for the quarter ended December 31, 2003, the Company experienced a significant decrease in available cash during the March 2004 quarter as a result of ECC's accounts receivable portfolio reaching maturity, a decline in sales through a direct marketing company that is going through a restructuring of its lines of business away from direct marketing as a result of the impact FTC regulations instituted in 2003 had on its operations, as well as delays in the receipt of payments for services rendered and higher legal costs associated with ECC's litigation vs. Gateway.

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

Since fiscal year 2002 the FTC has introduced more stringent merchant services regulations and instituted additional regulations primarily to protect consumers from unwanted calls and unauthorized charges to their credit cards and checking accounts. The direct marketing industry, in order to address some of the more stringent FTC regulations as to product content sold to consumers, has sought substantive products, such as the Company's, that have value to the consumer to include in their offerings. Additionally, in fiscal 2004, the Company has been negatively impacted by the loss of a national employer group. As discussed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, on May 9, 2003, an LCOA agent for an LCOA employer client notified the Company that he was replacing the LCOA product, effective June 2003, during the re-enrollment process of the employer group.

In order to offset the loss of liquidity sources and reduce its outflow of cash, the Company has taken the following initiatives:

MARKETING INITIATIVES. Beginning in fiscal year 2003, the Company intensified its marketing efforts to (1) increase the penetration of its LCOA products at the worksite, (2) started new initiatives to expand its services at the worksite by providing employer groups with voluntary benefits portfolios through
PeoplesChoice and (3) started to re-focus in building new relationships with national direct marketing and affinity organizations. During fiscal year 2003, the Company began implementing its worksite initiatives. Excluding the impact of the employer group discussed above, worksite revenue increased 5.4% and 2.1% during the three and nine months ended March 31, 2004, respectively, compared with the same periods in 2003, offsetting the loss of the employer by increasing the penetration of its LCOA products at the worksite. The Company also began implementing its PeoplesChoice voluntary benefits program, and concentrated its resources in establishing the enrollment methodologies and coordinating the training and marketing efforts for Locals 204 and 1657. However coordination and implementation of the enrollment process in union cases is a very complex task. Peoples Choice elected to delay some of its original projected enrollment dates so that it could provide extensive training to ensure significant penetration is achieved in each case. As a result of this, and other complexities in enrolling union cases, as discussed under UPDATES ON PEOPLESCHOICE MARKETING INITIATIVES above, to-date the Company has completed the enrollment of only one union case and has partially enrolled a second company. Both insurance commissions and membership fee revenue from the completed case started to be realized in the September 2003 quarter, and LCOA membership revenue for Kroger, which is partially complete, began to be realized in the December 2003 quarter. The delays in the Local 204 enrollments have however, placed the Company in an unfavorable cash position over the next six months. In addition to the Company's worksite initiatives, the Company has actively sought both direct marketing companies and affinity groups with which to affiliate and introduce its LCOA products in an effort to re-enter those markets. The Company has been successful in establishing new relationships with direct to consumer marketing companies and affinity organizations. As a result, the Company has been able to increase revenues from these two marketing sources over 100% and 71.8%, respectively, during the nine months ended March 31, 2004, compared with the same period in 2003. The Company plans to continue building on these initiatives and expand its line of LCOA products to allow it to remain competitive in the legal referral marketplace.

COST SAVINGS INITIATIVES. The Company has taken several cost saving initiatives. The Company (1) contacted several vendors to re-negotiate the terms of repayments on previously incurred obligations, (2) reduced four additional staff positions from March 2003 levels, (3) instituted a one-time salary reduction during the nine-month period of 2004 and (4) executive officers' salaries have been reduced from their 2002 levels and salary increases are being deferred. Salaries for management employees were reduced approximately 4% and staff personnel had a reduction of approximately 2%, lowering the Company's compensation costs approximately $28,000 during the nine-month period in 2004. The Chief Executive Officer and the Chief Financial Officer reduced their respective 2002 annual compensations $30,000 each, and will continue to be paid at the reduced 2002 rate until the Company is in a positive cashflow position. Additionally, the Chief Executive Officer and the Chief Financial Officer also agreed to defer the increases in compensation that became effective January 1, 2004 and 2003, per their respective employment agreements, until such time as the Company is cash-positive, or it may be agreed upon that the deferrals may be taken in the form of stock, stock awards or stock options. In addition to the cost savings discussed above, the Company is committed to reducing its overall operating costs. As such, the Company was effective in reducing its operating expenses $438,000 or 17.9% during the nine-month period of 2004, compared with the same period in 2003. The Company remains committed to its cost savings initiatives by continuing to streamline its operations while remaining dedicated to providing a high standard of service to its members, clients and associates.

BALANCE SHEET RESTRUCTURING. The Company also initiated in fiscal year 2002, efforts to restructure its liabilities. During the nine-month period of 2003 the Company continued these efforts and was successful in converting its 12% Convertible Notes which matured in December 31, 2002, to Series C stock (see
Note 5) and was able to re-finance some term loans and related accrued interest. Convertible notes aggregating $218,000 and $32,000 in related accrued interest, were converted to the Series C stock. Term loans amounting to $43,000, with annual interest rates of 9% to 12%, and $22,000 of related accrued interest were re-financed into a $65,000 term loan with an annual interest rate of 6% and maturing on August 31, 2005. Additionally, during the three months ended March 31, 2004, the Company re-negotiated to a partial contingency fee agreement, its previous agreement with counsel representing the Company on a complaint against two former executive officers, thus reducing legal fees associated with the case by $121,000. The Company remains committed to continue its effort to restructure its liabilities.

INVESTMENT OPPORTUNITIES. As a result of the significant decrease in available cash experienced during the March 2004 quarter, the Company began exploring financial opportunities to increase its short-term working capital. During the three months ended March 31, 2004, the Company began considering financial opportunities that would benefit its future, enhance the long-term value of the Company, and provide additional equity investments to increase its short-term working capital. As a result of its efforts, the Company is in the process of evaluating and discussing with its Board of Directors the various alternatives presently available. All options currently under consideration will enable the Company to increase its short-term working capital. The Company anticipates that it will make a decision by May 31, 2004.

The Company expects that the marketing and sales initiatives commenced on or before June 30, 2003, the balance sheet restructuring, as well as the cost-control measures undertaken by the Company to date, will afford it long-term liquidity. There can be no assurances, though, that the Company's present flow of cash will be sufficient to meet future short-term obligations without accepting one of the opportunities currently under discussion. If the Company is unsuccessful with all its initiatives, it could have an adverse impact on its future cash flows, its results of operations, and its ability to continue as a going concern would be in jeopardy.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

OPERATING LEASE COMMITMENTS

At  March  31,  2004,  the  Company  had  an  operating   lease   commitment  of
approximately $511,000 relating to leased space for its corporate office, which lease expires February 2007.

Future annual lease payments under this non-cancelable operating lease are as follows:

                   Twelve Months
                 Ending March 31,
                 ----------------
                       2005                                 $171,000
                       2006                                  178,000
                       2007                                  162,000

                                                        -------------
                                                            $511,000
                                                        =============

DEBT

The following table summarizes the Company's debt as of March 31, 2004:

                   Term loans in default                           $  150,000
                   Matured convertible note                            25,000
                   Note agreement due June 30,  2004                   53,000
                   Note and Security Agreement                      2,545,000
                   Note agreement due August 31, 2005                  65,000
                   Total
                                                             -----------------

                                                                   $2,838,000
                                                             =================

The Company is in default of certain of its debt agreements. The amount of debt in default totaled $175,000 at March 31, 2004. See Note 4. These debt agreements have various original maturities from 1998 through December 2002. Accrued interest associated with the notes is also currently in default.

      o As market conditions allow, management will continue attempting to convert $116,000 principal amount of the term loans to capital stock, at terms and conditions mutually agreed upon by the debt holder and the Company. However, there can be no assurances that the Company will be able to successfully continue converting the term loans at terms and conditions mutually acceptable.

      o During the quarter ended December 31, 2002, the Company's 12% Convertible Notes matured and $218,000 principal amount of the Notes and $32,000 in accrued interest, were converted to Series C stock. The Company issued one share of Series C stock for each $2.50 converted (see Note 5). At March 31, 2004, one 12% Convertible Note for $25,000 remains outstanding. At the present time, one note holder has elected not to convert the Note to Series C stock.

      o On September 24, 2003, the Note and Security Agreement for $2,545,000 entered into with Gateway to finance the purchase of computer systems by the Company's ECC subsidiary matured. The Company has asserted a common law right of set off against Gateway and therefore payments to Gateway are not being made and are not being escrowed. The Company is presently in litigation with Gateway regarding its prior business activities (see Note 10). All discovery has not been completed, and it is too early in the litigation to form an opinion as to the likelihood of a favorable or unfavorable outcome regarding the recovery, if any, by Gateway on the Note, or the probability or amount of any recovery by ECC against Gateway. An adverse ruling in relation to the Company's right of setoff against the Note Agreement and its claim against Gateway would have a material adverse effect on the Company's financial condition.


OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2004, the Company had an outstanding letter of credit in the amount of $15,000, relating to the Company's office space lease. The letter of credit is collateralized by deposits held in escrow at a financial institution, and has one-year renewable terms. Management does not expect that any claims will be made against the financial instrument and therefore expects no material losses to result from this off-balance-sheet instrument.

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

In the past the Company has received working capital loans from related parties, although there is no assurance that affiliated parties would be willing to make such loans in the future. The Company's Chairman of the Board and CEO, as well as a previous executive officer and director of the Company, purchased a total of 1.2 million shares of Common Stock. These executive officers purchased the shares of Common Stock through the issuance of promissory notes on December 16, 1997. The notes became due December 31, 2003, with the interest accrued thereon due December 31, 2010. The Company has recorded the receivable and related accrued interest, at 6% per year, in equity. On or about December 19, 2003, the Company advised its CEO of his obligation to satisfy the $264,000 note upon maturity. Shortly after December 31, 2003, the Company made demand on the executive for payment of the principal amount of the note plus accrued and unpaid interest. The CEO is owed approximately $613,000 in back compensation and the Board of Directors and the CEO are currently evaluating the various remedies available to cure the default in the near future. On January 6, 2004, the Company sent a previous executive officer and director of the Company, a demand letter seeking payment for the amount owed on the promissory note on the subscription agreement that matured on December 31, 2003. The Company did not receive a response to its demand letter. On February 11, 2004, the Company filed suit against the previous executive and director alleging breach of a promissory note for the principal amount of $132,000 and accrued interest thereon. As of March 31, 2004, the claim is for a total of $181,814.63, including $49,814.63 of accrued interest on the promissory note. See Item 1. Note 10. LEGAL PROCEEDINGS.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-KSB for the year ended June 30, 2003 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in any of these critical accounting policies during the nine months ended March 31, 2004, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the nine months ended March 31, 2004.

ITEM 3.     CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Pursuant to Exchange Act Rule 13a-15, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this report on Form 10-QSB. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 to ensure that the required information was disclosed on a timely basis in reports filed under the Securities Exchange Act.


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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Legal Club of America Corporation

We have reviewed the accompanying consolidated balance sheet of Legal Club of America Corporation and its subsidiaries (the "Company") as of March 31, 2004, and the related consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the management of the Company.

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

Pompano Beach, Florida
May 10, 2004

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: May 14, 2004
                                      LEGAL CLUB OF AMERICA CORPORATION



                                      By:  /S/  BRETT MERL
                                         --------------------------------------
                                          Brett Merl,
                                          Chairman and Chief Executive Officer


                                      By:  /S/  ELVIE LAMAR WEBER
                                         --------------------------------------
                                          Elvie Lamar Weber,
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                           EXHIBITS TABLE OF CONTENTS

EXHIBIT NO.          DESCRIPTION

                     Certification  by Chief  Executive  Officer  Pursuant to 18 U.S.C.  Section  1350,  as
       31(a)         Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                     Certification  by Chief  Financial  Officer  Pursuant to 18 U.S.C.  Section  1350,  as
       31(b)         Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                     Certification  by Chief  Executive  Officer  Pursuant to 18 U.S.C.  Section  1350,  as
       32(a)         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     Certification  by Chief  Financial  Officer  Pursuant to 18 U.S.C.  Section  1350,  as
       32(b)         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002